Form 10QSB
period 2008-01-31
C E ENTERTAINMENT INC
filed 2008-03-13
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

C.E. ENTERTAINMENT, INC.
(Exact name of Registrant as specified in charter)

Nevada	333-147199	98-0528416
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

601 UNION STREET TWO UNION SQUARE 42ND FLOOR SEATTLE WA 98101
(Address of principal executive offices)

(206) 652-3382
(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of March 10, 2008, 2,060,000 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

Financial Statements-

Balance Sheet as of January 31, 2008	F-2

Statements of Operations for the Three Months and Six Months Ended January 31, 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended January 31, 2008, and Cumulative from Inception	F-4

Notes to Financial Statements January 31, 2008	F-5

C.E. ENTERTAINMENT LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JANUARY 31, 2008
(Unaudited)

ASSETS
2008
Current Assets:
Cash in bank	$957
Prepaid expenses	700

Total current assets	1,657

Total Assets	$1,657

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$3,000

Total current liabilities	3,000

Total liabilities	3,000

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 2,060,000 shares issued and outstanding	2,060
Additional paid-in capital	48,940
(Deficit) accumulated during the development stage	(52,343)

Total stockholders' (deficit)	(1,343)

Total Liabilities and Stockholders' (Deficit)	$1,657

The accompanying notes to financial statements are
an integral part of this balance sheet.

C.E. ENTERTAINMENT LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2008, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JANUARY 31, 2008
(Unaudited)

	Three	Six
	Months Ended	Months Ended	Cumulative
	Jan 31,	Jan 31,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative -
Legal fees	10,000	10,000	20,000
Web design fees	-	9,000	9,000
Audit fees	1,500	2,750	6,500
Consulting fees	-	6,000	6,000
Transfer agent fees	5,000	5,000	5,000
Filing fees	2,182	2,257	2,257
Rent expense	525	1,050	1,791
Organization costs	-	-	1,000
Bank fees	60	110	795

Total general and administrative expenses	19,267	36,167	52,343

(Loss) from Operations	(19,267)	(36,167)	(52,343)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(19,267)	$(36,167)	$(52,343)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,060,000	2,060,000

The accompanying notes to financial statements are
an integral part of these statements.

C.E. ENTERTAINMENT LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JANUARY 31, 2008, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JANUARY 31, 2008
(Unaudited)

	Six
	Months Ended	Cumulative
	Jan 31,	From
	2008	Inception

Operating Activities:
Net (loss)	$(36,167)	$(52,343)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in assets and liabiliites-
Prepaid expenses	1,050	(700)
Accured liabilities	(10,750)	3,000

Net Cash (Used in) Operating Activities	(45,867)	(50,043)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	-	51,000

Net Cash Provided by Financing Activities	-	51,000

Net Increase (Decrease) in Cash	(45,867)	957

Cash - Beginning of Period	46,824	-

Cash - End of Period	$957	$957

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

(1) Summary of Significant Accounting Policies

 General Organization and Business

C.E. Entertainment, Inc. (“C.E. Entertainment” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on January 30, 2007. CE Entertainment is engaged in the sales and marketing of Ukrainian classical music. The Company is in the process of developing a compact disc of original Ukrainian titles, including symphony and folk music, for worldwide distribution. The accompanying financial statements of C.E. Entertainment were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in February 2007, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. Prior to July 31, 2007, the Company closed the PPO and received proceeds of $38,000. The Company also commenced an activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) to register 760,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective on November 20, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

 Unaudited Interim Financial Statements

The interim financial statements of the Company as of January 31, 2008, and for the three-month and six-month periods ended January 31, 2008, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2008, and the results of its operations and its cash flows for the three-month and six-month periods ended January 31, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of July 31, 2007, filed with the SEC in its Registration Statement on Form SB-2 for additional information, including significant accounting policies.

  Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

 Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended January 31, 2008.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of January 31, 2008, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

 Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

 Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2008, and expenses for the periods ended January 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to sell and market classical Ukrainian music through an online internet store.

During the period ended January 31, 2008, the Company was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 760,000 shares of common stock through a PPO to various stockholders. On November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The registration was declared effective by the SEC on November 20, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

While management of the Company believes that the Company will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and sale of its planned product, or will be able to generate sufficient revenues to sustain the operations of the Company.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Common Stock

On January 30, 2007, the Company issued 1,300,000 shares of common stock valued at a price of $0.01 per share to Directors and officers for cash proceeds of $13,000.

In February 2007, the Company commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. As of January 31, 2008, the Company fully subscribed the PPO, and received proceeds of $38,000. The Company accepted subscriptions from 38 foreign, non-affiliated investors.

In addition, on November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The registration was declared effective by the SEC on November 20, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

(4) Income Taxes

The provision (benefit) for income taxes for the six-month period ended January 31, 2008, was as follows (assuming a 15% effective tax rate):

2008

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$5,430
Change in valuation allowance	(5,430)

Total deferred tax provision	$-

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

The Company had deferred income tax assets as of January 31, 2008, as follows:

2008

Loss carryforwards	$7,851
Less - Valuation allowance	(7,851)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended January 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of January 31, 2008, the Company had approximately $52,343 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(5) Related Party Transactions

As described in Note 3, in January 2007, the company issued 1,300,000 shares of common stock to Directors and officers of the Company for cash proceeds of $13,000.

(6) Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN No. 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements; however, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatement in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addressed how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements SAB No. 108 requires SEC registrants (1) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (2) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (3) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for the prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(7) Commitments and Contingencies

In May, 2007, the Company entered into a virtual rent agreement with an unrelated party for the period of one year. The operating lease period is from June 2007 through May 2008, at a monthly lease rate of $175. On May 25, 2007, the Company prepaid the operating lease obligation. As such, the Company recorded rent expense for the quarter ended January 31, 2008, of $525, and prepaid rent of $700.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this Report, our Registration Statement on Form SB-2 and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this Report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Registration Statement on Form SB-2 for the year ended July 31, 2007.

Overview

We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have developed our interactive web site, created an online inventory of music CDs, and are able to offer music tracks for sale in downloadable fashion. Accordingly, we must raise cash from sources other than our operations in order to implement our sales and marketing plan.

In our management's opinion this is a good time to take advantage of the popularity of classical music and the distribution platform afforded by the internet. In our management's opinion this is a good time to take advantage of the popularity of classical music and the distribution platform afforded by the internet. However, if we are unable to procure the necessary funding to complete our website development and market our music store, or if we are unable to generate revenues in the future for any reason, or if we are unable to make a reasonable profit in the future, we may have to suspend or cease operations, unless we are able to raise additional capital. At the present time, we have not made any arrangements to raise additional cash.

Plan of Operation

Our specific goal is to outsource the development of our website and to launch our marketing plan. Initially, we plan to commence marketing of our online music store using the Google CPC advertising program.

We will also distribute our online inventory of music CDs through our website and third party websites that sell complementary classical music. Third-party websites will be compensated at predetermined commission rates for their sales of our music products.

Results of Operations

Revenues

We had no revenues for the period from January 30, 2007 (date of inception), through January 31, 2008.

Expenses

Our expenses for the three-month period ended January 31, 2008, were $19,267 and for the first six months of our 2008 fiscal year were $36,167. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three-month period ended January 31 2008, was $19,267. Our net loss for the first six months of our 2008 fiscal year was $36,167. During the period from March 28, 2007 (date of inception), through January 31, 2008, we incurred a net loss of $52,343. This loss consisted primarily of incorporation costs and administrative expenses. Since inception, we have sold 2,060,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of January 31, 2008, reflects assets of $1,657. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation, and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and Directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
1.
ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (included as Exhibit 3.1 to the Form SB-2 filed November 7, 2007, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 filed November 7, 2007, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E. ENTERTAINMENT, INC.

Date: March 13, 2008	By:	/s/ George Dashko
Name: George Dashko
Title: President and Director

By:	/s/ Alexander Hornostai
Name: Alexander Hornostai
Title: Principal Financial Officer and Director