Form 10QSB
period 2008-04-30
C E ENTERTAINMENT INC
filed 2008-06-10
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

C.E. ENTERTAINMENT, INC.
(Exact name of registrant as specified in charter)

Nevada	000-52927	98-0528416
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of incorporation)		Identification No.)

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

As of June 6, 2008, 2,060,000 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

Financial Statements-

Balance Sheet as of April 30, 2008	F-2

Statements of Operations for the Three Months and Nine Months Ended
April 30, 2008, the Periods Ended April 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended April 30, 2008, the Period
Ended April 30, 2007, and Cumulative from Inception	F-4

Notes to Financial Statements April 30, 2008	F-5

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF APRIL 30, 2008
(Unaudited)

ASSETS

2008
Current Assets:
Cash in bank	$13,378
Prepaid expenses	175
Total current assets	13,553
Total Assets	$13,553

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Due to related party - director and stockholder	$15,000
Accrued liabilities	10,566
Total current liabilities	25,566
Total liabilities	25,566
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.001 per share, 500,000,000 shares
authorized; 2,060,000 shares issued and outstanding	2,060
Additional paid-in capital	48,940
(Deficit) accumulated during the development stage	(63,013)
Total stockholders' (deficit)	(12,013)
Total Liabilities and Stockholders' (Deficit)	$13,553

The accompanying notes to financial statements are
an integral part of this balance sheet.

C.E. ENTERTAINMENT LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED APRIL 2008, THE PERIOD ENDED APRIL 30, 2007,
THE NINE MONTHS ENDED APRIL 30, 2008, THE PERIOD ENDED APRIL 30, 2007,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007) THROUGH APRIL 30, 2008
(Unaudited)

	Three		Nine
	Months Ended	Period Ended	Months Ended	Period Ended	Cumulative
	April 30,	April 30,	April 30,	April 30,	From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Legal fees	-	-	10,000	-	20,000
Web design fees	-	-	9,000	-	9,000
Audit fees	2,000	-	4,750	-	8,500
Consulting fees	-	-	6,000	-	6,000
Transfer agent fees	5,558	-	10,558	-	10,558
Filing fees	2,587	-	4,844	-	4,844
Rent expense	525	-	1,575	-	2,316
Organization costs	-	1,000	-	1,000	1,000
Bank fees	-	591	110	591	795
Total general and administrative expenses	10,670	1,591	46,837	1,591	63,013
(Loss) from Operations	(10,670)	(1,591)	(46,837)	(1,591)	(63,013)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-
Net (Loss)	$(10,670)	$(1,591)	$(46,837)	$(1,591)	$(63,013)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,060,000	1,068,467	2,060,000	1,068,467

The accompanying notes to financial statements are
an integral part of these statements.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED APRIL 31, 2008, THE PERIOD ENDED
APRIL 30, 2007, AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH APRIL 30, 2008
(Unaudited)

	Nine		Cumulative
	Months Ended	Period Ended	From
	April 30, 2008	April 30, 2007	Inception

Operating Activities:
Net (loss)	$(46,837)	$(1,591)	$(63,013)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in assets and liabiliites-
Prepaid expenses	1,575	-	(175)
Accured liabilities	(3,184)	1,000	10,566
Net Cash (Used in) Operating Activities	(48,446)	(591)	(52,622)
Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Due to Shareholder	15,000	-	15,000
Issuance of common stock for cash	-	51,000	51,000
Net Cash Provided by Financing Activities	15,000	51,000	66,000
Net Increase (Decrease) in Cash	(33,446)	50,409	13,378
Cash - Beginning of Period	46,824	-	-
Cash - End of Period	$13,378	$50,409	$13,378
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

(1) Summary of Significant Accounting Policies

   General Organization and Business

C.E. Entertainment, Inc. (“C.E. Entertainment” or the “Company”) is a Nevada corporation in the development stage. C.E. Entertainment was incorporated under the laws of the State of Nevada on January 30, 2007. The Company is engaged in the sales and marketing of Ukrainian classical music. C.E. Entertainment is in the process of developing a compact disc of original Ukrainian titles, including symphony and folk music, for worldwide distribution. The accompanying financial statements of C.E. Entertainment were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in February 2007, C.E. Entertainment commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. As of March 31, 2007, C.E. Entertainment closed the PPO and received proceeds of $38,000. C.E. Entertainment also commenced an activity to effect a registration statement on Form SB-2 with the Securities and Exchange Commission to register 760,000 of its outstanding shares of common stock on behalf of selling stockholders. The registration statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective on November 20, 2007. C.E. Entertainment will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

    Unaudited Interim Financial Statements

The interim financial statements of C.E. Entertainment as of April 30, 2008, for the three months and nine months ended April 30, 2008, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly C.E. Entertainment’s financial position as of April 30, 2008, and the results of its operations and its cash flows for the three months and nine months ended April 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of C.E. Entertainment as of July 31, 2007, filed with the SEC in its registration statement on Form SB-2 for additional information, including significant accounting policies.

    Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, C.E. Entertainment considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

    Revenue Recognition

C.E. Entertainment is in the development stage and has yet to realize revenues from operations. Once C.E. Entertainment has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended April 30, 2008.

    Income Taxes

C.E. Entertainment accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

C.E. Entertainment maintains a valuation allowance with respect to deferred tax assets. C.E. Entertainment establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration C.E. Entertainment’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as C.E. Entertainment generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

    Fair Value of Financial Instruments

C.E. Entertainment estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts C.E. Entertainment could realize in a current market exchange. As of April 30, 2008, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

    Deferred Offering Costs

C.E. Entertainment defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

    Common Stock Registration Expenses

C.E. Entertainment considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2008, and expenses for the three-month and nine-month periods ended April 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)    Development Stage Activities and Going Concern

C.E. Entertainment is currently in the development stage, and has limited operations. The business plan of C.E. Entertainment is to sell and market classical Ukrainian music through an online internet store.

During the period from January 30, 2007, through April 30, 2008, C.E. Entertainment was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 760,000 shares of common stock through a PPO to various stockholders. On November 7, 2007, C.E. Entertainment filed a registration statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The registration was declared effective by the SEC on November 20, 2007. C.E. Entertainment will not receive any of the proceeds of this registration activity once the shares of common stock are sold. C.E. Entertainment also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

While management of C.E. Entertainment believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

equity capital, or be successful in the development and sale of its planned product, or will be able to generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of C.E. Entertainment as a going concern. C.E. Entertainment has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about C.E. Entertainment’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of C.E. Entertainment to continue as a going concern.

(3)    Common Stock

On January 30, 2007, C.E. Entertainment issued 1,300,000 shares of common stock valued at a price of $0.01 per share to directors and officers for cash proceeds of $13,000.

In February 2007, C.E. Entertainment commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. As of March 31, 2007, C.E. Entertainment fully subscribed the PPO, and received proceeds of $38,000. C.E. Entertainment accepted subscriptions from 38 foreign, non-affiliated investors.

In addition, on November 7, 2007, C.E. Entertainment filed a registration statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The registration was declared effective by the SEC on November 20, 2007. C.E. Entertainment will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

(4)    Income Taxes

The provision (benefit) for income taxes for the nine-month period ended April 30, 2008, was as follows (assuming a 15% effective tax rate):

2008
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$7,026
Change in valuation allowance	(7,026)
Total deferred tax provision	$-

C.E. Entertainment had deferred income tax assets as of April 30, 2008, as follows:

2008
Loss carryforwards	$9,452
Less - Valuation allowance	(9,452)
Total net deferred tax assets	$-

C.E. Entertainment provided a valuation allowance equal to the deferred income tax assets for the period ended April 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of April 30, 2008, the Company had approximately $63,013 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

(5)    Related Party Transactions

As described in Note 3, in January 2007, C.E. Entertainment issued 1,300,000 shares of common stock to directors and officers of the Company for cash proceeds of $13,000.

As of April 30, 2008, C.E. Entertainment owed to a director and shareholder $15,000 that he loaned to the Company. The loans were provided for working capital purposes, are unsecured, non-interest bearing, and have no terms for repayment.

(6)    Recent Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option:

a)	may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method;

b)	is irrevocable (unless a new election date occurs); and

c)	is applied only to entire instruments and not to portions of instruments.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The management of C.E. Entertainment is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of C.E. Entertainment does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

-	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

-	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

-	disclosure of information about credit-risk-related contingent features; and

-	cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of C.E. Entertainment does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)

FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)

Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of C.E. Entertainment does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. Management of C.E. Entertainment does not expect the adoption of this pronouncement to have material impact on its financial statements.

(7)    Commitments and Contingencies

In May 2007, C.E. Entertainment entered into a virtual rent agreement with an unrelated party for the period of one year. The operating lease period is from June 2007 through May 2008, at a monthly lease rate of $175. On May 25, 2007, C.E. Entertainment prepaid the operating lease obligation. As such, the Company recorded rent expense for the three months ended April 30, 2008, of $525, and prepaid rent of $175.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our registration statement on Form SB-2, and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this report and the audited financials in our registration statement on Form SB-2 for the year ended July 31, 2007.

Overview

We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have developed our interactive web site, created an online inventory of music CDs, and are able to offer music tracks for sale in downloadable fashion. Accordingly, we must raise cash from sources other than our operations in order to implement our sales and marketing plan.

In our management’s opinion this is a good time to take advantage of the popularity of classical music and the distribution platform afforded by the internet. However, if we are unable to procure the necessary funding to complete our website development and market our online music store, or if we are unable to generate revenues in the future for any reason, or if we are unable to make a reasonable profit in the future, we may have to suspend or cease operations unless we are able to raise additional capital. At the present time, we have not made any arrangements to raise additional cash.

Plan of Operation

Our specific goal is to outsource the development of our website and to launch our marketing plan. Initially, we plan to commence marketing of our online music store using the Google CPC advertising program.

We will also distribute our online inventory of music CDs through our website and third-party websites that sell complementary classical music. Third-party websites will be compensated at predetermined commission rates for their sales of our music products.

Results of Operations

Revenues

We had no revenues for the period from January 30, 2007 (date of inception), through April 30, 2008.

Expenses

Our expenses for the three-month period ended April 30, 2008, were $10,670 and for the first nine months of our 2008 fiscal year were $46,837. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three-month period ended April 30, 2008, was $10,670. Our net loss for the first nine months of our 2008 fiscal year was $46,837. During the period from January 30, 2007 (date of inception), through April 30, 2008, we incurred a net loss of $63,013. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,060,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2008, reflects assets of $13,553. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of CE Entertainment. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Form SB-2 filed November 7, 2007, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 filed November 7, 2007, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

32.2	Certification of Officer pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E. ENTERTAINMENT, INC.

By:	/s/ George Dashko
Name: George Dashko
Title: President and Director

Date: June 10, 2008	/s/ George Dashko
Name: George Dashko
Title: President and Director
(Principal Executive Officer)

Date: June 10, 2008	/s/ Alexander Hornostai
Name: Alexander Hornostai
Title: Secretary, Treasurer, and Director
(Principal Financial and Accounting Officer)