Form 10KSB
period 2008-07-31
C E ENTERTAINMENT INC
filed 2008-10-29
CIK 1415432

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended July 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52927

CE ENTERTAINMENT, INC.
(Name of small business issuer as specified in its charter)

Nevada	98-0528416
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 Union Street Two Union Square – 42nd Floor
Seattle WA 98101

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(206) 652-3382
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$0.001 par value common stock
_____________

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X            No

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ______ NO___X____

          The issuer’s revenues for the most recent fiscal year were $0.

          The aggregate market value of the voting and non-voting common equity held by non-affiliates could not be computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed fiscal quarter as there was no average bid or ask price for the registrant's common equity, as of the last business day of the registrant's most recent fiscal quarter.

          The issuer had 2,060,000 shares of its common stock issued and outstanding as of October 28, 2008.

Documents Incorporated by Reference:	None.
Transitional Small Business Disclosure Format:	No.

Available Information

          Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	Description of Business	3
ITEM 2.	Description of Property	9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Submission of Matters to a Vote of Security Holders	9

	PART II
ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	9
	Management’s Discussion and Analysis of Financial Condition and Results of
ITEM 6.	Operations	10
ITEM 7.	Financial Statements	12
	Changes in and Disagreements with Accountants on Accounting and Financial
ITEM 8.	Disclosure	12
ITEM 8A(T).	Controls and Procedures	12
ITEM 8B.	Other Information	13

	PART III
ITEM 9.	Directors, Executive Officers and Corporate Governance	13
ITEM 10.	Executive Compensation	14
	Security Ownership of Certain Beneficial Owners and Management and Related
ITEM 11.	Stockholder Matters	15
ITEM 12.	Certain Relationships and Related Transactions, and Director Independence	16
ITEM 13.	Exhibits	16
ITEM 14.	Principal Accountant Fees and Services	17
	Signatures
	Financial Statements	F-1

This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB. See also Item 6, “Management’s Discussion and Analysis or Plan of Operation — Safe Harbor Statement.”

PART I

Item 1. Description of Business

Overview of the Company

We were incorporated in the State of Nevada under the name CE Entertainment, Inc. on January 30, 2007. We are a development stage company, and have not generated any revenue to date. We plan to establish our Company as an online music seller specializing in Ukrainian classical and folk music. We are focused on the production, marketing, and sale of Ukrainian classical and folk music, both on traditional music media (i.e., CDs) and electronically (i.e., downloadable individual tracks), all via the internet. We intend to earn revenue from several sources, including from direct sales of CDs, from sales of downloadable individual tracks, and from the payment of royalties by radio stations.

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

We do not currently have sufficient capital to operate our business, and we may require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

On September 9, 2008, Mr. George Daschko resigned from the Board of Directors and as the Company’s President. Simultaneously, Mr. Alexander Hornostai, the Registrant's current Secretary, Treasurer and Chief Financial Officer was appointed the Registrant's President, and Mr. Dmitriy Ruzhytskiy was appointed as member of the Board of Directors to fill the vacancy created by the resignation of Mr. George Daschko. Mr. Daschko also sold his interest in the Company, 600,000 shares of common stock, to Mr. Ruzhytskiy, which resulted in a change of beneficial ownership in the securities of the Company.

Our offices are currently located at 5th Avenue, Suite 800, Seattle, WA 98104. Our telephone number is (206) 224-3738. We currently have a preliminary informational website at www.ce-entertainmentinc.com.

Business Model

Alexander Hornostai, our President, Secretary, Treasurer and Director, is the General Managing Director of the Kiev Philharmonic Orchestra. We have monitored the success of other symphony orchestras around the world that have published or have entered into arrangements for the publication of their music on CD collections in recent years. We believe that this is a good time to take advantage of the popularity of classical music and the distribution platform afforded by the internet.

Our business model is built around online delivery using the internet. Initially we intend for our online music store to feature performances by the Kiev Philharmonic Orchestra. We plan to negotiate an agreement with the orchestra to acquire the marketing rights for their performances. We plan to market the music directly to online customers and to radio stations that play classical music.

The Company plans to charge a fee to online customers wishing to download an individual track, and a higher fee for the sale of complete CDs of Ukrainian classical and folk music. In addition, we hope to earn royalties from radio stations that play music for which we have exclusive marketing rights. The amount of royalties will vary from country to country depending on the prevailing market rates.

Our Competition

Competition will come from existing online companies that market their product offerings to classical music enthusiasts. The closest group of direct competitors who offer Ukrainian music comes from Ukrainian cultural groups that are already offering CDs and music track downloads to online customers. Our market research has indicated that these online companies lack depth of content and have limited available inventory. This suggests that these companies may have limited financial resources and thus be unable to sustain an online business enterprise. One of our goals is to offer to work in collaboration with these organizations, and together gather and offer a large collection of Ukrainian music that has up to this point in time not been available from any one source. The investment in our online business will serve as a focal point for discussion as we offer to pool together modest resources to form a more substantial business enterprise.

Our Products and Services

We plan to develop an online music store for both Ukrainian classical music and Ukrainian folk music. Initially, we plan to obtain exclusive marketing rights to the musical works of the Kiev Philharmonic Orchestra. In addition, we plan to develop a dynamic collection of Ukrainian classical and folk music from other orchestras and musicians based around the world. We have held preliminary discussions with several groups of Ukrainian musicians who have indicated that they are willing to have their works sold through our online music store. The performances of local Ukrainian musicians will be combined with the musical recordings of Ukrainian classical works performed outside of the Ukraine. Together, we hope that our online music store will become a virtual repository celebrating the classical Ukrainian musical heritage.

With regard to our CD collection, we plan to produce our own CDs of the musical works of those musicians with whom we will have exclusive relationships. The cost of producing CDs in large quantities is fairly inexpensive. Being able to supply regional distributors and customers with high quality CDs will be an integral part of gaining repeat customers.

Dependence on One or a Few Major Customers

The nature of the products to be sold through our online music store does not mandate any dependence on one or a few major customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions. We are developing our website and intend to protect our software developments with copyright and trade secrecy laws. Beyond our trade name and our website developments, we do not hold any other intellectual property.

Existing or Probable Government Regulations

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business, or otherwise have a harmful effect on our business. To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

  Sales and other taxes;
  User privacy;
  Pricing controls;
  Characteristics and quality of products and services;

  Consumer protection;
  Copyright, trademark and patent infringement; and/or
  Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our services in accordance with our business plan.

Research and Development Activities and Costs

We have incurred costs to date and have plans to undertake additional research and development activities.

Employees

We have commenced only limited operations; therefore, we have no employees. Our officers and Directors provide service to us on an as-needed basis. After we commence full operations, we will most probably need to hire full-time management, sales and administrative support staff.

Risk Factors

We have a going concern opinion from our registered independent auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred net losses of $(68,150) for the period from January 30, 2007 (date of inception), through July 31, 2008. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

In addition, our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements included herein regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on January 30, 2007. We currently have no customers or revenues and our e-commerce website is in development. We may not be able to execute our business plan unless and until we are successful in raising funds. We anticipate that we will require additional funds to remain operational during the next 12 months. Due to our present financial situation, however, such financing may not be forthcoming. Even if financing is available, it may not be available on terms we find favorable. As a result, we may not be able to obtain the necessary funding. Failure to secure the needed financing will have a very serious effect on our Company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

Our business model may be unsuccessful.

Our business model is new and unproven and may never be successful. The success of our business model depends on our ability to obtain the marketing rights to the musical works of orchestras and musicians, on our ability to generate revenue from the sale of music CDs and downloadable tracks to our customers, and on our ability to realize new revenue streams through the development of complementary products and services. Our ability to develop our online internet music store, and to successfully market and sell products is unproven, and the lack of an operating history makes it difficult to validate our business model. If, for example, we are unable to obtain the marketing rights to Ukrainian music, or if our advertising campaign proves ineffective, the Company and our operations will be at substantial risk. In addition, we may be forced to alter our business model in the future to adapt to changes in our industry and our markets.

We have no operating history and have maintained losses since inception, which we expect to continue in the future.

We incurred net losses of $(68,150) for the period from January 30, 2007 (date of inception), through July 31, 2008. We expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the continuing development of our e-commerce website, with obtaining marketing rights, and with the marketing and sale of our online music products. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our executive officers and Directors have significant voting power and may take actions that may be different than actions sought by our other stockholders.

Our officers and Directors own approximately 63.1% of the outstanding shares of our common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Since our officers and Directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and Directors allocate only a portion of their time to the planning and operation of our business. Since our officers and Directors are currently employed full time elsewhere, they are able to commit to us only up to four hours a week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow down in operations.

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our products and services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees and contractors who have critical technological knowledge, industry experience, and relationships upon which we rely to implement our business plan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to develop, market, and sell our products and services, which could adversely affect our financial results and impair our growth.

Our officers and Directors are located outside of the United States.

Since our officers and Directors are located in the Ukraine, any attempts to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

Internet based products and services are subject to rapid technological change.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in the internet e-commerce market, we must continue to design, develop, and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

  Identifying and responding to customer demands for new products and services;
  Keeping abreast of technological changes;
  Timely developing and implementing new product offerings and features;
  Maintaining performance quality;
  Providing cost-effective service and support; and
  Promoting our products and expanding our market share.

If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products and services in a timely manner, if such new or enhanced products and services do not achieve sufficient market acceptance, or if such new or enhanced product or service introductions decrease demand for our existing products and services, our operating results would decline and our business would not grow.

Seasonality of music sales.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors that are outside the Company's control, including the seasonality of recorded music sales and economic conditions specific to the music industry. The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in internet usage and traditional retail seasonality patterns affecting sales of recorded music. Sales in the traditional retail music industry are significantly higher in the fourth calendar quarter of each year (due to the December holiday season) than in the preceding three quarters. This means that the Company’s results may suffer in future non-holiday retail periods, which may affect our share price as well as adversely affect our business results.

If we are unable to attract and retain the interest of orchestras and musicians to sell their works through us and of customers to purchase our products, we will not be successful.

We will rely significantly on our ability to attract and retain the interest of our musician clients looking to sell their works, as well as the interest of our customers looking to purchase music. We will compete for musician clients with other music producers and sellers, including the major record companies, which produce and distribute classical and folk music. We will also compete for customers with music retailers, both traditional brick and mortar companies as well as other e-commerce companies. We will need to continually evaluate and build our musician network to keep pace with their needs and to remain competitive in our business. We may be unable to identify or obtain the participation of a sufficient number of qualified musicians to satisfy the needs of our customers, which may decrease the potential for the growth of our business. We cannot assure that we will be successful in signing up musicians or in selling to customers. The cost of attracting musicians and customers to utilize our products and services may be higher than we anticipate, and, as a result, our profitability could be minimal. Similarly, if we are unable to attract and retain the interest of qualified musicians, our ability to offer quality musical content to customers may decline and, as a result, customers may purchase fewer music CDs and downloadable tracks, which may result in a loss of musician clients.

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of musician clients and/or customers than we have. As a result, these competitors have greater name credibility with our potential musician clients and customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

Our success depends on independent contractors to develop our services.

We intend to rely on third party independent contractors for software development, database design, website interface, web hosting, and for other development functions. These third party developers may not dedicate sufficient resources or give sufficient priority to developing our required resources. There is no history upon which to base any assumption as to the likelihood that we will prove successful in selecting qualified software development contractors, and we can provide investors with no assurance that our e-commerce website and associated databases and administrative software will be developed according to the specifications that we require. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our success depends on third-party distribution channels.

We intend to sell our products ourselves and through a series of resellers and distributors. Our future revenue growth will depend in large part on sales of our products through these relationships. We may not be successful in developing distribution relationships. Entities that distribute our products may compete with us. In addition, these distributors may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop distribution channels, the loss of a distribution relationship, or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

We rely on the technology and services of third parties.

We intend to license third party technology, including applications that will be integrated into our platform and used to provide our products and services to our customers. As our platform evolves, we may need to license additional or alternative technology from third parties. These third party technology licenses may not be available or continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing and future technologies that we desire to integrate into our platform and products. If we cannot maintain existing third party technology licenses or enter into licenses for other existing and future technologies needed for our platform and our products, we would be required to delay the delivery of our products and services to our customers while we seek licenses with alternative third parties, or develop the necessary technology internally. A delay in providing our customers with our products and services would harm our business.

Future regulation of the internet and/or of use of the internet could restrict our business, prevent us from offering our products and services, or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the internet. We are unable to predict the impact, if any, that future legislation, legal decisions, or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, restricting content, imposing tariffs, or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the internet heightens the risk that governments or other legislative bodies will seek to regulate internet services, which could have a material adverse effect on our business, financial condition, and operating results.

We may lose musicians and customers if we experience system failures that significantly disrupt the availability and quality of the products and services that we provide.

Our ability to provide our products and support services will depend on our ability to avoid and mitigate any interruptions in service or loss of data that we may face. Interruptions in service or performance problems, for whatever reason, including interruptions resulting from of our systems and data centers being vulnerable to natural disasters and other unexpected problems may hinder our ability to respond to customer needs and cause us to lose musician clients and prospective customers or make it more difficult to attract new ones.

We face exposure to copyright claims.

Even though we are not the creator of the musical works we will be selling, we may face exposure if any of the musicians whose works we sell are deemed to have unlawfully copied the works of another musician or record label. As a result, we may be enjoined from selling certain products and we may have to redirect resources to defend ourselves from any such claim, which could have a material adverse effect on our business, financial condition, and operating results.

If a third party asserts that we infringe upon its proprietary rights, we could be required to redesign our software, pay significant royalties, or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our technology or third party technologies that we license violate its intellectual property rights. As the number of software products in our markets increases and the functionality of these software products further overlap, we believe that infringement claims may become more common. Any claims against us, regardless of their merit, could:

  Be expensive and time consuming to defend;
  Result in negative publicity;
  Force us to stop selling our products that rely on the challenged intellectual property;
  Require us to redesign our software products;
  Divert management’s attention and our other resources; and/or
  Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

In addition, we believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus decrease our revenues and result in possible losses to our business.

Protecting the copyrighted material contained in our musical offerings is critical to our success and we could be liable for substantial damages if there is unauthorized duplication of this music.

Musicians and other providers of musical content must have confidence in our digital rights management system and our ability to deliver music securely over the Internet for our business to grow and to succeed. We intend that our musical offerings will use software that is designed to protect creator rights to the music by limiting an end user's ability to make unauthorized copies of music files. If end users circumvent these protections, they could make unauthorized copies that infringe the rights of copyright holders. If significant infringement occurs, our reputation and competitive position will be adversely affected. Moreover, any failure to prevent infringement could subject us to litigation, which would be time-consuming, costly, and divert significant managerial and financial resources.

Disruption within the Capital and Credit Markets May Adversely Affect the Company

The capital and credit markets have been experiencing extreme volatility and disruption over the past year. If the current levels of financial market disruption and volatility continue or worsen, there can be no assurance that in the future financing will be available on acceptable terms to fund our activities. The absence of favorable financing or other capital options may adversely affect our financial condition and operating results.

Item 2. Description of Property

At present, we do not own any property. We currently maintain our corporate offices at 601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington 98101. We pay monthly rent of $214 for use of the US corporate offices. This space is sufficient until we commence full operations.

Item 3. Legal Proceedings

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

          Our common stock trades on the OTC Bulletin Board under the symbol CENI.OB. The following table shows the high and low bid quotations per share of the common stock for the periods indicated as reported on the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          As of October 28, 2008, there were 40 holders of record of our common stock.

          We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

          As of July 31, 2008, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation

          The following is a discussion of the financial condition and results of operations of CE Entertainment, Inc. for the year ended July 31, 2008, and period ended July 31, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

          Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from and worse than those described in the forward-looking statements. Such risks and uncertainties include those set forth in this section and elsewhere in this Form 10-KSB.

          The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risk factors are intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports.

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

Results of Operations

Revenues

We had no revenues for the period from January 30, 2007 (date of inception), through July 31, 2008.

Expenses

Our expenses for the year ended July 31, 2008, were $51,974. During the period from January 30, 2007 (date of inception), through July 31, 2008, we incurred expenses of $68,150. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the year ended July 31, 2008, was $51,974. During the period from January 30, 2007 (date of inception), through July 31, 2008, we incurred a net loss of $68,150. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,060,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of July 31, 2008, reflects assets of $8,803. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Item 7. Financial Statements

Our Financial Statements and the related notes are set forth commencing on F-1 attached hereto.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of July 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. Based on the results of its assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of the Company’s registered independent auditor regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent auditor pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

          None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position

Alexander Hornostai	47	President, Treasurer, Secretary and Director
Dmitriy Ruzhytskiy	22	Director

Mr. Alexander Hornostai

Alexander Hornostai has been our Secretary, Treasurer, and a Director since our incorporation in January 2007. From 2000 to date, Mr. Hornostai has served as the General Managing Director of the Kiev Philharmonic Orchestra. In addition, from 2003 to 2005 he was the Musical Editor and Manager of a TV project for the 1st National Channel, a Ukrainian television broadcast that produced 45 episodes, and in 2003 and 2004 he was a Councilor for the President of the National Radio Company of the Ukraine. From 1998 to 2000 Mr. Hornostai served as Deputy General Manager and Artistic Director of the National Symphony Orchestra of Ukraine. From 1994 to 1998, Mr. Hornostai was the Manager and Executive Assistant to the General Manager and Artistic Director of the National Symphony Orchestra of Ukraine. Mr. Hornostai studied at the Kosenko Musical College and completed his studies in 1978. From 1978 until 1983, Mr. Hornostai studied at the Kiev State Conservatory.

Mr. Dmitriy Ruzhytskiy

Since November 2007, Mr. Dmitriy Ruzhytskiy has served as a sales manager for Polfrost internationale Spedition Sp. z. o. o. From October 2006 until his engagement with Polfrost, Mr. Ruzhytskiy was employed by Siopt Ltd. as a logistics and import manager. Mr. Ruzhytskiy studied at the Ukrainian academy of foreign trade and completed his studies in economics and business receiving a bachelor's degree from the faculty of foreign economy and management. From 2007 until 2008, Mr. Ruzhytskiy studied at the Ukrainian State University of Finance and International Trade receiving a master's degree in International Finance.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

We currently do not have a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

Item 10. Executive Compensation

          The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended July 31, 2008.

Name and principal	Year	Salary	Bonus	Stock	Option	Nonequity	Nonqualified	All other	Total
position		($)	($)	awards	awards	incentive plan	deferred	compen-	($)
				($)	($)	compensation	compensation	sation
						($)	earnings	($)
($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Alexander	2008	0	0	0	0	0	0	0	0
Hornostai, PEO

George Daschko	2008	0	0	0	0	0	0	0	0
former PEO

			Option awards					Stock awards

Equity
			Equity					incentive	Equity
			incentive			Number	Market	plan	incentive
	Number of	Number of	plan			of shares	value of	awards:	plan
	securities	securities	awards:	Option	Option	or units	shares of	Number of	awards: Market or
	underlying	underlying	Number of	exercise	expiration	of stock	units of	unearned	payout value of
Name	unexercised	unexercised	securities	price	date	that have	stock that	shares, units	unearned shares,
	options	options	underlying	($)		not	have not	or other	units or others
	(#)	(#)	unexercised			vested	vested	rights that	rights that have not
	exercisable	unexercisable	unearned			(#)	($)	have not	vested
			options					vested	($)
			(#)					(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Alexander
Hornostai,	0	0	0	-	-	0	-	0	-
PEO

George Daschko
former PEO	0	0	0	-	-	0	-	0	-

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our Directors and officers.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth the number and percentage of shares of our common stock owned as of October 28, 2008, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Name and Address of	Amount and Nature
Title of Class	Beneficial Owner	of Beneficial Ownership	Percentage of Class(¹)
Common Stock	Alexander Hornostai (2)	700,000	34.0%
	Dmitriy Ruzhytskiy(3)	600,000	30.3%
All officers as a Group	2 Persons	1,300,000	61.22%

(¹)

Based on 2,060,000 shares of our common stock outstanding. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person

(²)	The address for Alexander Hornostai is 108-9B Koshytsya St., Kiev, Ukraine.

(³)	The address for Dmitriy Ruzhytskiy is Simonenko street 4a apt.21, 07300, Vyshgorod, Kyivska region, Ukraine.

Changes in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding our equity compensation plans.

Plan category	Number of	Weighted-	Number of securities
	securities to be issued	average exercise price of	remaining available for future
	upon exercise of	outstanding options,	issuance under equity
	outstanding options,	warrants and rights	compensation plans
	warrants and rights		(excluding securities reflected
			in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by security	0	-	0
holders
Equity compensation
plans not approved by	0	-	0
security holders
Total	0		0

Item 12. Certain Relationships and Related Transactions.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On January 30, 2007, pursuant to the terms of a subscription agreement we sold 700,000 shares of our common stock to Mr. Alexander Hornostai, our Secretary, Treasurer, and Director, for cash payment to us of $7,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Alexander Hornostai, who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On January 30, 2007, pursuant to the terms of a subscription agreement we sold 600,000 shares of our common stock to Mr. George Daschko, our former President and Director, for cash payment to us of $6,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. George Daschko who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

As of July 31, 2008, a loan from Mr. George Daschko, our former Director, president, and stockholder amounted to $15,125. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

Item 13. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 7, 2007, and incorporated herein by reference.)

3(ii)	Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 7, 2007, and incorporated herein by reference.)

31.1	Certification of Alexander Hornostai pursuant to Rule 13a-14(a).

32.1	Certification of Alexander Hornostai pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

          Our Board of Directors selected Davis Accounting Group P.C., registered independent auditors, as our auditors for the year ended July 31, 2008.

Audit Fees

          Davis Accounting Group P.C., billed us $3,500 in fees for our annual audit for the year ended July 31, 2008, and $1,500 in fees for the review of each of our quarterly financial statements for that year.

Audit-Related Fees

          Davis Accounting Group P.C., billed us $nil for assurance and related services in 2008 and are not reported under Audit Fees above.

Tax and All Other Fees

          We did not pay any fees to Davis Accounting Group P.C., for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2008.

Pre-Approval Policies and Procedures

          We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Davis Accounting Group P.C., and the estimated fees related to these services.

          With respect to the audit of our financial statements as of July 31, 2008, and 2007, and for the periods then ended, none of the hours expended on Davis Accounting Group P.C.’s engagement to audit those financial statements were attributed to work by persons other than Davis Accounting Group P.C.’s full-time, permanent employees.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CE ENTERTAINMENT, INC.

October 29, 2008	By:/s/ Alexander Hornostai
Alexander Hornostai
President, Treasurer, Secretary and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Alexander Hornostai	President, Treasurer, Secretary and Director	October 29, 2008
Alexander Hornostai

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of July 31, 2008, and 2007	F-3

Statements of Operations for the Year Ended July 31, 2008, Period Ended
July 31, 2007, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from Inception
Through July 31, 2008	F-5

Statements of Cash Flows for the Year Ended July 31, 2008,
Period Ended July 31, 2007, and Cumulative from Inception	F-6

Notes to Financial Statements July 31, 2008, and 2007	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of C.E. Entertainment, Inc.:

We have audited the accompanying balance sheets of C.E. Entertainment, Inc. (a Nevada corporation in the development stage) as of July 31, 2008, and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended, and cumulative from inception (January 30, 2007) through July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.E. Entertainment, Inc. as of July 31, 2008, and 2007, and the results of its operations and its cash flows for the periods ended July 31, 2008, and 2007, and cumulative from inception (January 30, 2007) through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenues to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
October 27, 2008.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JULY 31, 2008, AND 2007

ASSETS
	2008	2007
Current Assets:
Cash in bank	$4,960	$46,824
Prepaid expenses	301	1,750
Total current assets	5,261	48,574
Property and Equipment:
Website development costs	5,100	-
	5,100	-
Less - Accumulated amortization	(1,558)	-
Net property and equipment	3,542	-
Total Assets	$8,803	$48,574

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$7,328	$-
Accrued liabilities	3,500	13,750
Due to related party	15,125	-
Total current liabilities	25,953	13,750
Total liabilities	25,953	13,750
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share,
500,000,000 shares authorized; 2,060,000 shares
issued and outstanding in 2008 and 2007, respectively	2,060	2,060
Additional paid-in capital	48,940	48,940
(Deficit) accumulated during the development stage	(68,150)	(16,176)
Total stockholders' equity (deficit)	(17,150)	34,824
Total Liabilities and Stockholders' Equity (Deficit)	$8,803	$48,574

The accompanying notes to financial statements
are an integral part of these balance sheets.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED JULY 31, 2008, PERIOD ENDED JULY 31, 2007,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2008

	Year Ended	Period Ended	Cumulative
	July 31,	July 31,	From
	2008	2007	Inception

Revenues	$-	$-	$-
Expenses:
General and administrative -
Legal fees	13,338	10,000	23,338
Transfer agent	12,328	-	12,328
Audit fees	7,750	3,750	11,500
Consulting fees	7,500	-	7,500
Internet Web hosting and research	3,900	-	3,900
Office rent	2,449	741	3,190
Filing fees	2,961	-	2,961
Amortization	1,558	-	1,558
Organization costs	-	1,000	1,000
Bank fees	190	685	875
Total general and administrative expenses	51,974	16,176	68,150
(Loss) from Operations	(51,974)	(16,176)	(68,150)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(51,974)	$(16,176)	$(68,150)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.03)	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,060,000	1,935,410

The accompanying notes to financial statements are
an integral part of these statements.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2008

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals
Balance - January 30, 2007	-	$-	$-	$-	$-
Common stock issued to Directors for cash	1,300,000	1,300	11,700	-	13,000
Common stock issued for cash	760,000	760	37,240	-	38,000
Net (loss) for the period	-	-	-	(16,176)	(16,176)
Balance - July 31, 2007	2,060,000	2,060	48,940	(16,176)	34,824
Net (loss) for the period	-	-	-	(51,974)	(51,974)
Balance - July 31, 2008	2,060,000	$2,060	$48,940	$(68,150)	$(17,150)

The accompanying notes to financial statements are
an integral part of this statement.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR ENDED JULY 31, 2008, PERIOD ENDED JULY 31, 2007,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2008

	Year Ended	Period Ended	Cumulative
	July 31,	July 31,	From
	2008	2007	Inception
Operating Activities:
Net (loss)	$(51,974)	$(16,176)	$(68,150)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	1,558	-	1,558
Changes in assets and liabiliites-
Prepaid expenses	1,449	(1,750)	(301)
Accounts payable - Trade	7,328	-	7,328
Accured liabilities	(10,250)	13,750	3,500
Net Cash (Used in) Operating Activities	(51,889)	(4,176)	(56,065)
Investing Activities:
Web site software development costs	(5,100)	-	(5,100)
Net Cash (Used in) Investing Activities	(5,100)	-	(5,100)
Financing Activities:
Issuance of common stock for cash	-	51,000	51,000
Due to related party	15,125	-	15,125
Net Cash Provided by Financing Activities	15,125	51,000	66,125
Net Increase (Decrease) in Cash	(41,864)	46,824	4,960
Cash - Beginning of Period	46,824	-	-
Cash - End of Period	$4,960	$46,824	$4,960
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

(1)      Summary of Significant Accounting Policies

   General Organization and Business

C.E. Entertainment, Inc. (“C.E. Entertainment” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on January 30, 2007. C.E. Entertainment is engaged in the sales and marketing of Ukrainian classical music. The Company is in the process of developing a compact disc of original Ukrainian titles, including symphony and folk music, for worldwide distribution. The accompanying financial statements of C.E. Entertainment were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in February 2007, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. As of March 31, 2007, the Company closed the PPO and received proceeds of $38,000. The Company also commenced an activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register 760,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective on November 20, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

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

   Internal Web Site Development Costs

Under Emerging Issues Taskforce Statement 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s web site software are expensed as incurred. Under EITF 00-2, costs incurred in the web site software application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site software’s estimated useful life or period of benefit. As of

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

July 31, 2008, the Company had capitalized $5,100 (2007 – $0) related to web site software development, and recorded $1,558 (2007 – $0) in accumulated amortization.

   Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company capitalizes external direct costs of materials consumed and services rendered in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of July 31, 2008, and 2007, the Company had not undertaken any projects related to the development of internal-use software.

   Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of July 31, 2008, and 2007, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the periods ended July 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended July 31, 2008, and 2007.

   Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2008, and 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2008, and 2007, and expenses for the periods ended July 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

(2)      Development Stage Activities and Going Concern

C.E. Entertainment is currently in the development stage, and has limited operations. The business plan of C.E. Entertainment is to sell and market classical Ukrainian music through an online internet store.

During the period from January 30, 2007, through July 31, 2008, C.E. Entertainment was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 760,000 shares of common stock through a PPO to various stockholders. On November 7, 2007, C.E. Entertainment filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The Registration Statement was declared effective by the SEC on November 20, 2007. C.E. Entertainment will not receive any of the proceeds of this registration activity once the shares of common stock are sold. C.E. Entertainment also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

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

(3)      Loan from Director and Stockholder

As of July 31, 2008, a loan from an individual who is a Director, president, and stockholder of the Company amounted to $15,125. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4)      Common Stock

On January 30, 2007, C.E. Entertainment issued 1,300,000 shares of common stock valued at a price of $0.01 per share to Directors and officers for cash proceeds of $13,000.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

In addition, on November 7, 2007, C.E. Entertainment filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The Registration Statement was declared effective by the SEC on November 20, 2007. C.E. Entertainment will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

(5)      Income Taxes

The provision (benefit) for income taxes for the periods ended July 31, 2008, and 2007, was as follows (assuming a 15% effective tax rate):

	2008	2007
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$7,796	$2,426
Change in valuation allowance	(7,796)	(2,426)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2008, and 2007, as follows:

	2008	2007
Loss carryforwards	$10,222	$2,426
Less - Valuation allowance	(10,222)	(2,426)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended July 31, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

As of July 31, 2008, and 2007 the Company had approximately $68,150, and $16,176, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

(6)      Related Party Transactions

As described in Note 3, as of July 31, 2008, the Company owed $15,125 to an individual who is a Director, president, and stockholder of the Company.

As described in Note 4, in January 2007, C.E. Entertainment issued 1,300,000 shares of common stock to Directors and officers of the Company for cash proceeds of $13,000.

(7)      Recent Accounting Pronouncements

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
JULY 31, 2008, AND 2007

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

  disclosure of information about credit-risk-related contingent features; and

  cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of C.E. Entertainment does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

(8)      Commitments and Contingencies

The Company currently has an operating lease commitment for office space with an unrelated party. The monthly lease rate is $214 plus miscellaneous fees. As of July 31, 2008, and 2007, the Company had prepaid rent of $301 and $1,750, respectively. For the periods ended July 31, 2008, and 2007, the Company recorded rent expense of $2,449, and $741, respectively.

(9)      Subsequent Events

On September 9, 2008, Mr. Daschko resigned as the Company’s President and Director. On the same date, the Company appointed Mr. Hornostai to the office of President and Mr. Ruzhytskiy as a member of the Board of Directors. Mr. Daschko also sold his interest in the Company of 600,000 shares of common stock to Mr. Ruzhytskiy which resulted in a change of beneficial ownership in securities.