Form 10-Q
period 2008-10-31
C E ENTERTAINMENT INC
filed 2008-12-15
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

As of December 12, 2008, 2,060,000 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.

                    FINANCIAL STATEMENTS

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF OCTOBER 31, 2008, AND JULY 31, 2008
(Unaudited)

	October 31, 2008	July 31, 2008

ASSETS
Current Assets:
Cash	$12,357	$4,960
Prepaid expenses	26	301

Total current assets	12,383	5,261

Property and Equipment:
Website software	5,100	5,100
Less - Accumulated amortization	(1,983)	(1,558)

Net property and equipment	3,117	3,542

Total Assets	$15,500	$8,803

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$5,351	$7,328
Accrued liabilities	5,158	3,500
Due to related party - Former officer and shareholder	27,250	15,125

Total current liabilities	37,759	25,953

Total liabilities	37,759	25,953

Commitments and Contingencies
Stockholders’ (Deficit):
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 2,060,000 shares issued and outstanding in 2008	2,060	2,060
Additional paid-in capital	48,940	48,940
(Deficit) accumulated during the development stage	(73,259)	(68,150)

Total stockholders’ (deficit)	(22,259)	(17,150)

Total Liabilities and Stockholders’ (Deficit)	$15,500	$8,803

The accompanying notes to financial statements
are an integral part of these balance sheets.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2008
(Unaudited)

	Three Months Ended October 31,		Cumulative From Inception

	2008	2007

Revenues	$—	$—	$—

Expenses:
General and administrative -
Legal fees	1,000	—	24,338
Audit fees	1,500	1,250	13,000
Transfer agent	351	—	12,679
Consulting fees	—	6,000	7,500
Filing fees	1,158	75	4,119
Internet web hosting and research	—	3,900	3,900
Office rent	675	525	3,865
Amortization	425	283	1,983
Organization costs	—	—	1,000
Bank fees	—	50	875

Total general and administrative expenses	5,109	12,083	73,259

(Loss) from Operations	(5,109)	(12,083)	(73,259)
Other Income (Expense)	—	—	—
Provision for income taxes	—	—	—

Net (Loss)	$(5,109)	$(12,083)	$(73,259)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,060,000	2,060,000

The accompanying notes to financial statements are
an integral part of these statements.

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2008
(Unaudited)

	Three Months Ended October 31,		Cumulative From Inception

	2008	2007

Operating Activities:
Net (loss)	$(5,109)	$(12,083)	$(73,259)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	425	283	1,983
Changes in assets and liabiliites-
Prepaid expenses	275	525	(26)
Accounts payable - Trade	(1,977)	—	5,351
Accured liabilities	1,658	(11,675)	5,158

Net Cash (Used in) Operating Activities	(4,728)	(22,950)	(60,793)

Investing Activities:
Web site software development costs	—	(5,100)	(5,100)

Net Cash (Used in) Investing Activities	—	(5,100)	(5,100)

Financing Activities:
Issuance of common stock for cash	—	—	51,000
Due to related party - Former officer and shareholder	12,125	—	27,250

Net Cash Provided by Financing Activities	12,125	—	78,250

Net Increase (Decrease) in Cash	7,397	(28,050)	12,357
Cash - Beginning of Period	4,960	46,824	—

Cash - End of Period	$12,357	$18,774	$12,357

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

CE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

(1)     Summary of Significant Accounting Policies

          General Organization and Business

C.E. Entertainment, Inc. (“C.E. Entertainment” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on January 30, 2007. C.E. Entertainment is engaged in the sale and marketing of Ukrainian classical music. The Company is in the process of developing a compact disc of original Ukrainian titles, including symphony and folk music, for worldwide distribution. The accompanying financial statements of C.E. Entertainment were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in February 2007, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. As of March 31, 2007, the Company closed the PPO and received proceeds of $38,000. The Company also commenced an activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register 760,000 shares of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective on November 20, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

          Unaudited Interim Financial Statements

The interim financial statements of C.E. Entertainment as of October 31, 2008, and July 31, 2008, and for the three months ended October 31, 2008, and 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2008, and July 31, 2008, and the results of its operations and its cash flows for the three months ended October 31, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of July 31, 2008, filed with the SEC for additional information, including significant accounting policies.

          Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

CE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

          Internal Web Site Development Costs

Under Emerging Issues Taskforce Statement 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site’s estimated useful life or period of benefit. As of October 31, 2008, the Company had capitalized $5,100 (July 31, 2008 - $5,100) and recorded $1,983 (July 31, 2008 - $1,558) in accumulated amortization related to its internal-use web site development.

          Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of October 31, 2008, and July 31, 2008, the Company had not undertaken any projects related to the development of internal-use software.

          Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of October 31, 2008, and July 31, 2008, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

          Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three months ended October 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

CE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

          Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended October 31, 2008, and 2007.

          Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

          Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of October 31, 2008, and July 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

CE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

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

          Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2008, and July 31, 2008, and expenses for the three months ended October 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)     Development Stage Activities and Going Concern

C.E. Entertainment is currently in the development stage, and has limited operations. The business plan of C.E. Entertainment is to sell and market classical Ukrainian music through an online internet store.

During the period from January 30, 2007, through October 31, 2008, C.E. Entertainment was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 760,000 shares of common stock through a PPO to various stockholders. On November 7, 2007, C.E. Entertainment filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The Registration Statement was declared effective by the SEC on November 20, 2007. C.E. Entertainment will not receive any of the proceeds of this registration activity once the shares of common stock are sold. C.E. Entertainment also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

While management of C.E. Entertainment believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and sale of its planned product, or will be able to generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of C.E. Entertainment as a going concern. C.E. Entertainment has incurred an operating loss since inception, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about C.E. Entertainment’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of C.E. Entertainment to continue as a going concern.

CE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

(3)     Change in Management

On September 9, 2008, Mr. Daschko resigned as the Company’s President and Director. On the same date, the Company appointed Mr. Hornostai to the office of President and Mr. Ruzhytskiy as a member of the Board of Directors. Mr. Daschko also sold his interest in the Company of 600,000 shares of common stock to Mr. Ruzhytskiy which resulted in a change of beneficial ownership in securities.

(4)     Loan from Former Director and Stockholder

As of October 31, 2008, a loan from an individual who is a former Director, president, and stockholder of the Company amounted to $27,250 (July 31, 2008 - $15,125). The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(5)     Common Stock

On January 30, 2007, C.E. Entertainment issued 1,300,000 shares of common stock valued at a price of $0.01 per share to Directors and officers for cash proceeds of $13,000. See Note 7.

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

(6)     Income Taxes

The provision (benefit) for income taxes for the three months ended October 31, 2008, and 2007, was as follows (assuming a 15% effective tax rate):

CE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$767	$1,812
Change in valuation allowance	(767)	(1,812)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of October 31, 2008, and July 31, 2008, as follows:

	As of October 31, 2008	As of July 31, 2008

Loss carryforwards	$10,989	$10,222
Less - Valuation allowance	(10,989)	(10,222)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended October 31, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of October 31, 2008, and July 31, 2008, the Company had approximately $73,259, and $68,150, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

(7)     Related Party Transactions

As described in Note 5, in January 2007, C.E. Entertainment issued 1,300,000 shares of common stock to Directors and officers of the Company for cash proceeds of $13,000. As described in Note 3, on September 9, 2008, Mr. Daschko resigned from the positions of President and Director. Mr. Daschko also sold his interest in the Company of 600,000 shares of common stock to the newly appointed Director and officer of the Company.

As described in Note 4, as of October 31, 2008, the Company owed $27,250 to an individual who is a former Director, president, and stockholder of the Company.

CE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

(8)     Recent Accounting Pronouncements

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

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or

CE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS No. 69”), “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. The management of C.E. Entertainment does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

CE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

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

(9)     Commitments and Contingencies

The Company currently has an operating lease commitment for office space with an unrelated party. The monthly lease rate is $214 plus miscellaneous fees. As of October 31, 2008, and July 31, 2008, the Company had prepaid rent of $26 and $301, respectively. For the three months ended October 31, 2008, and 2007, the Company recorded rent expense of $675, and $525, respectively.

ITEM 2.

                    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Registration Statement on Form SB-2 and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Annual Report on Form 10-KSB for the year ended July 31, 2008 filed with the Securities and Exchange Commission.

Overview

We are a development stage company with limited operations and no revenues from our business activities. Our auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have developed our interactive web site, created an online inventory of music CDs, and are able to offer music tracks for sale in downloadable fashion. Accordingly, we must raise cash from sources other than our operations in order to implement our sales and marketing plan.

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

On September 9, 2008, Mr. George Daschko resigned from the Board of Directors and as the Company’s President. Simultaneously, Mr. Alexander Hornostai, the Registrant’s current Secretary, Treasurer and Chief Financial Officer was appointed as the Registrant’s President, and Mr. Dmitriy Ruzhytskiy was appointed as member of the Board of Directors to fill the vacancy created by the resignation of Mr. George Daschko.

Plan of Operation

Our specific goal is to outsource the development of our website and to launch our marketing plan. Initially, we plan to commence marketing of our online music store using the Google CPC advertising program.

We will also distribute our online inventory of music CDs through our website and third party websites that sell complementary classical music. Third party websites will be compensated at predetermined commission rates for their sales of our music products.

Results of Operations

Net Income (Loss)

Our net loss for the three-month period ended October 31, 2008, was $5,109. During the period from January 30, 2007 (date of inception), through October 31, 2008, we incurred a net loss of $73,259. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,060,000 shares of common stock.

Expenses

Our expenses for the three month period ended October 31, 2008, were $5,109. During the period from January 30, 2007 (date of inception), through October 31, 2008, we incurred expenses of $73,259. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Liquidity and Capital Resources

Our balance sheet as of October 31, 2008, reflects assets of $15,500. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the period ended July 31, 2008, regarding concerns about our ability to continue as a going concern. Our interim financial statements as of and for the period ended October 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Revenues

We had no revenues for the period from January 30, 2007 (date of inception) through October 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.

                    QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.

                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.

                    LEGAL PROCEEDINGS

          We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and Directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 2.

                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.

                    DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.

                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.

                    OTHER INFORMATION

          Not applicable.

ITEM 6.

                    EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Form SB-2 filed November 7, 2007, and incorporated herein by reference).

3.2	By-laws (included as Exhibit 3.2 to the Form SB-2 filed November 7, 2007, and incorporated herein by reference).

31	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.E. ENTERTAINMENT, INC.

By:	/s/ Alexander Hornostai

Name: Alexander Hornostai
Title: President, Treasurer, Secretary, and Director

In accordance with the requirements of the Securities Exchange Act of 1933, this report was signed by the following persons in the capacities and on the dates stated:

Date: December 15, 2008	/s/ Alexander Hornostai

Name: Alexander Hornostai
Title: President, Treasurer, Secretary, and Director
(Principal Executive and Financial Officer)