Form 10-Q
period 2009-01-31
C E ENTERTAINMENT INC
filed 2009-03-17
CIK 1415432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________


                            C.E. ENTERTAINMENT, INC.
               (Exact name of registrant as specified in charter)

           NEVADA                     333-147199                98-0528416
(State or other jurisdiction         (Commission               (IRS Employer
      of incorporation)              File Number)            Identification No.)

                        601 UNION STREET TWO UNION SQUARE
                                   42ND FLOOR
                                SEATTLE WA 98101
                    (Address of principal executive offices)

                                 (206) 652-3382
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 16, 2009, 2,060,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)                                 3

Item 2.     Management's Discussion and Analysis or Plan of Operation       16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      18

Item 4.     Controls and Procedures                                         18

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               18

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3.     Defaults Upon Senior Securities                                 18

Item 4.     Submission of Matters to a Vote of Security Holders             18

Item 5.     Other Information                                               19

Item 6.     Exhibits                                                        19

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Interim Financial Statements-

   Balance Sheets as of January 31, 2009, and July 31, 2008 ...............  4

   Statements of Operations for the Three and Six Months Ended
      January 31, 2009, and 2008, and Cumulative from Inception ...........  5

   Statements of Cash Flows for the Six Months Ended
      January 31, 2009, and 2008, and Cumulative from Inception ...........  6

   Notes to Interim Financial Statements January 31, 2009, and 2008 .......  7

                            C.E. ENTERTAINMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                   AS OF JANUARY 31, 2009, AND JULY 31, 2008
                                   (Unaudited)

                                                                    January 31,         July 31,
                                                                       2009               2008
                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                               $  2,799           $  4,960
  Prepaid expenses                                                          1                301
                                                                     --------           --------
      Total current assets                                              2,800              5,261
                                                                     --------           --------
PROPERTY AND EQUIPMENT:
  Website software                                                      5,100              5,100
  Less - Accumulated amortization                                      (2,408)            (1,558)
                                                                     --------           --------
      Total property and equipment                                      2,692              3,542
                                                                     --------           --------

      TOTAL ASSETS                                                   $  5,492           $  8,803
                                                                     ========           ========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                           $    450           $  7,328
  Accrued liabilities                                                   6,275              3,500
  Due to related party - Former officer and shareholder                27,250             15,125
                                                                     --------           --------
      Total current liabilities                                        33,975             25,953
                                                                     --------           --------

      Total liabilities                                                33,975             25,953
                                                                     --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
  Common stock, par value $0.001 per share,
   500,000,000 shares authorized; 2,060,000 shares
   issued and outstanding in 2009 and 2008                              2,060              2,060
  Additional paid-in capital                                           48,940             48,940
  (Deficit) accumulated during the development stage                  (79,483)           (68,150)
                                                                     --------           --------
      Total stockholders' (deficit)                                   (28,483)           (17,150)
                                                                     --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  $  5,492           $  8,803
                                                                     ========           ========


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF OPERATIONS (NOTE 2) (RESTATED)
         FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009, AND 2008,
    AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007) THROUGH JANUARY 31, 2009
                                  (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                          January 31,                    January 31,             Cumulative
                                                  ---------------------------    ---------------------------        From
                                                     2009            2008           2009            2008          Inception
                                                  -----------     -----------    -----------     -----------     -----------
                                                                  (Restated)                     (Restated)
Revenues                                          $        --     $        --    $        --     $        --     $        --
                                                  -----------     -----------    -----------     -----------     -----------
EXPENSES:
  General and administrative -
    Legal fees                                          2,775          10,000          3,775          10,000          27,113
    Audit fees                                          2,000           1,500          3,500           2,750          15,000
    Transfer agent fees                                   300           5,000            651           5,000          12,979
    Consulting fees                                        --              --             --           6,000           7,500
    Filing fees                                            --           2,182          1,158           2,257           4,119
    Internet web hosting and research                      --              --             --           3,900           3,900
    Office rent                                           941             525          1,399           1,050           4,589
    Amortization                                          425             425            850             708           2,408
    Organization costs                                     --              --             --              --           1,000
    Bank fees                                              --              60             --             110             875
                                                  -----------     -----------    -----------     -----------     -----------
      Total general and administrative expenses         6,441          19,692         11,333          31,775          79,483
                                                  -----------     -----------    -----------     -----------     -----------

(LOSS) FROM OPERATIONS                                 (6,441)        (19,692)       (11,333)        (31,775)        (79,483)

OTHER INCOME (EXPENSE)                                     --              --             --              --              --

PROVISION FOR INCOME TAXES                                 --              --             --              --              --
                                                  -----------     -----------    -----------     -----------     -----------

NET (LOSS)                                        $    (6,441)    $   (19,692)   $   (11,333)    $   (31,775)    $   (79,483)
                                                  ===========     ===========    ===========     ===========     ===========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted     $     (0.00)    $     (0.01)   $     (0.01)    $     (0.02)
                                                  ===========     ===========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                    2,060,000       2,060,000      2,060,000       2,060,000
                                                  ===========     ===========    ===========     ===========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
              FOR THE SIX MONTHS ENDED JANUARY 31, 2009, AND 2008,
    AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007) THROUGH JANUARY 31, 2009
                                  (Unaudited)

                                                                     Six Months Ended
                                                                        January 31,                  Cumulative
                                                                 ---------------------------            From
                                                                   2009               2008            Inception
                                                                 --------           --------          ---------
                                                                                   (Restated)
OPERATING ACTIVITIES:
  Net (loss)                                                     $(11,333)          $(31,775)          $(79,483)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Amortization                                                     850                708              2,408
  Changes in assets and liabiliites-
     Prepaid expenses                                                 300              1,050                 (1)
     Accounts payable - Trade                                      (6,878)                --                450
     Accured liabilities                                            2,775            (10,750)             6,275
                                                                 --------           --------           --------
NET CASH (USED IN) OPERATING ACTIVITIES                           (14,286)           (40,767)           (70,351)
                                                                 --------           --------           --------
INVESTING ACTIVITIES:
  Web site software development costs                                  --             (5,100)            (5,100)
                                                                 --------           --------           --------
NET CASH (USED IN) INVESTING ACTIVITIES                                --             (5,100)            (5,100)
                                                                 --------           --------           --------
FINANCING ACTIVITIES:
  Issuance of common stock for cash                                    --                 --             51,000
  Due to related party - Former officer and shareholder            12,125                 --             27,250
                                                                 --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          12,125                 --             78,250
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (2,161)           (45,867)             2,799

CASH - BEGINNING OF PERIOD                                          4,960             46,824                 --
                                                                 --------           --------           --------

CASH - END OF PERIOD                                             $  2,799           $    957           $  2,799
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Income taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL ORGANIZATION AND BUSINESS

C.E. Entertainment, Inc. ("C.E. Entertainment" or the "Company") is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on January 30, 2007. C.E. Entertainment is engaged in the sales and marketing of Ukrainian classical music. The Company is in the process of developing a compact disc of original Ukrainian titles, including symphony and folk music, for worldwide distribution. The accompanying financial statements of C.E. Entertainment were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in February 2007, the Company commenced a capital formation activity through a Private Placement Offering ("PPO"), exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. As of March 31, 2007, the Company closed the PPO and received proceeds of $38,000. The Company also commenced an activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register 760,000 shares of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective on November 20, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of C.E. Entertainment as of January 31, 2009, and July 31, 2008, and for the three and six months ended January 31, 2009, and 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2009, and July 31, 2008, and the results of its operations and its cash flows for the three and six months ended January 31, 2009, and 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of July 31, 2008, filed with the SEC for additional information, including significant accounting policies.

RESTATEMENT OF FISCAL 2008 FINANCIAL STATEMENTS

During fiscal year 2009, the management of the Company determined that under Emerging Issues Taskforce Statement 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS," costs and expenses incurred in fiscal 2008 related to website development in the amount of $5,100 were erroneously expensed during the six

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


months ended January 31, 2008. The accompanying Statements of Operations and Cash Flows for the six months ended January 31, 2008, have been restated to correct the error, which resulted in the capitalization of $5,100 in website development costs, and the recognition of $708 in amortization expense. The decrease in the net loss for the six months ended January 31, 2008, amounted to $4,392, which had a nominal impact on loss per share - basic and diluted.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

REVENUE RECOGNITION

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred; provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

INTERNAL WEB SITE DEVELOPMENT COSTS

Under Emerging Issues Taskforce Statement 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS" ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of January 31, 2009, the Company had capitalized $5,100 (July 31, 2008 - $5,100) and recorded $2,408 (July 31, 2008 - $1,558) in accumulated amortization related to its internal-use web site development.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of January 31, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of internal-use software.

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS No. 86"), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of January 31, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and six months ended January 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and six months ended January 31, 2009, and 2008.

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS No. 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of January 31, 2009, and July 31, 2008, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

DEFERRED OFFERING COSTS

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

COMMON STOCK REGISTRATION EXPENSES

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses and are expensed as incurred.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2009, and July 31, 2008, and expenses for the three and six months ended January 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

C.E. Entertainment is currently in the development stage, and has limited operations. The business plan of C.E. Entertainment is to sell and market classical Ukrainian music through an online internet store.

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


During the period from January 30, 2007, through January 31, 2009, C.E. Entertainment was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 760,000 shares of common stock through a PPO to various stockholders. On November 7, 2007, C.E. Entertainment filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The Registration Statement was declared effective by the SEC on November 20, 2007. C.E. Entertainment will not receive any of the proceeds of this registration activity once the shares of common stock are sold. C.E. Entertainment also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

While management of C.E. Entertainment believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and sale of its planned product, or will be able to generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of C.E. Entertainment as a going concern. C.E. Entertainment has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about C.E. Entertainment's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of C.E. Entertainment to continue as a going concern.

(3) CHANGE IN MANAGEMENT

On September 9, 2008, Mr. Daschko resigned as the Company's President and Director. On the same date, the Company appointed Mr. Hornostai to the office of President and Mr. Ruzhytskiy as a member of the Board of Directors. Mr. Daschko also sold his interest in the Company of 600,000 shares of common stock to Mr. Ruzhytskiy which resulted in a change of beneficial ownership in securities.

(4) LOAN FROM FORMER DIRECTOR AND STOCKHOLDER

As of January 31, 2009, a loan from an individual who is a former Director, president, and stockholder of the Company amounted to $27,250 (July 31, 2008 - $15,125). The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


(5) COMMON STOCK

On January 30, 2007, C.E. Entertainment issued 1,300,000 shares of common stock valued at a price of $0.01 per share to Directors and officers for cash proceeds of $13,000 (See Note 7).

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

(6) INCOME TAXES

The provision (benefit) for income taxes for the six months ended January 31, 2009, and 2008, were as follows (assuming a 15% effective tax rate):

                                                         Six Months Ended
                                                            January 31,
                                                     --------------------------
                                                       2009               2008
                                                     -------            -------
Current Tax Provision:
  Federal-
    Taxable income                                   $    --            $    --
                                                     -------            -------

          Total current tax provision                $    --            $    --
                                                     =======            =======
Deferred Tax Provision:
  Federal-
    Loss carryforwards                               $ 1,700            $ 4,766
    Change in valuation allowance                     (1,700)            (4,766)
                                                     -------            -------

          Total deferred tax provision               $    --            $    --
                                                     =======            =======

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


The Company had deferred income tax assets as of January 31, 2009, and July 31, 2008, as follows:

                                                 January 31,            July 31,
                                                    2008                 2008
                                                  --------             --------
Loss carryforwards                                $ 11,922             $ 10,222
Less - Valuation allowance                         (11,922)             (10,222)
                                                  --------             --------

   Total net deferred tax assets                  $     --             $     --
                                                  ========             ========

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended January 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of January 31, 2009, and July 31, 2008, the Company had approximately $79,483, and $68,150, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

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

As described in Note 4, as of January 31, 2009, the Company owed $27,250 to an individual who is a former Director, president, and stockholder of the Company.

(8) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

     - disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

     - disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

     - disclosure of information about credit-risk-related contingent features; and

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


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

In May 2008, the FASB issued FASB Statement No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPT ACCOUNTING PRINCIPLES." SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

                            C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of C.E. Entertainment does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS" ("SFAS No. 163"). SFAS No. 163 clarifies how FASB Statement No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about
(a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No.
163. Except for those disclosures, earlier application is not permitted. The management of C.E. Entertainment does not expect the adoption of this pronouncement to have material impact on its financial statements.

(9) COMMITMENTS AND CONTINGENCIES

The Company currently has an operating lease commitment for office space with an unrelated party. The monthly lease rate is $214 plus miscellaneous fees. As of January 31, 2009, and July 31, 2008, the Company had prepaid rent of $1 and $301, respectively. For the six months ended January 31, 2009, and 2008, the Company recorded rent expense of $1,399, and $1,050, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On September 9, 2008, Mr. George Daschko resigned from the Board of Directors and as the Company's President. Simultaneously, Mr. Alexander Hornostai, the Registrant's current Secretary, Treasurer and Chief Financial Officer was appointed the Registrant's President, and Mr. Dmitriy Ruzhytskiy was appointed as member of the Board of Directors to fill the vacancy created by the resignation of Mr. George Daschko.

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

RESULTS OF OPERATIONS

NET INCOME (LOSS)

Our net loss for the three and six months ended January 31, 2009, was $6,441 and $11,333, respectively. During the period from January 30, 2007 (date of inception), through January 31, 2009, we incurred a net loss of $79,483. This loss consisted primarily of incorporation costs, legal and accounting fees, transfer agent fees, consulting fees, filing fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,060,000 shares of common stock.

EXPENSES

Our expenses for the three and six month periods ended January 31, 2009, were $6,441 and $11,333, respectively. During the period from January 30, 2007 (date of inception), through January 31, 2009, we incurred expenses of $79,483. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2009, reflects assets of $5,492. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the period ended July 31, 2008, regarding concerns about our ability to continue as a going concern. Our interim financial statements as of and for the period ended January 31, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of C.E. Entertainment. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

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

REVENUES

We had no revenues for the period from January 30, 2007 (date of inception) through January 31, 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

 Exhibit
 Number                                 Description
 ------                                 -----------

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

                            C.E. ENTERTAINMENT, INC.


Date: March 16, 2009        By: /s/ Alexander Hornostai
                               -------------------------------------------------
                            Name:  Alexander Hornostai
                            Title: President, Treasurer, Secretary, and Director

In accordance with the requirements of the Securities Act of 1933, this Registration statement was signed by the following persons in the capacities and on the dates stated:


Date: March 16, 2009               /s/ Alexander Hornostai
                                   ---------------------------------------------
                            Name:  Alexander Hornostai
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Financial Officer)