Form 10-Q
period 2009-04-30
AMERICAN SIERRA GOLD CORP.
filed 2009-06-22
CIK 1415432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________


                           AMERICAN SIERRA GOLD CORP.
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

As of June 14, 2009, 82,400,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      3

Item 2. Management's Discussion and Analysis or Plan of Operation            19

Item 3. Quantitative and Qualitative Disclosures about Market Risk           23

Item 4. Controls and Procedures                                              23

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          23

Item 3. Defaults Upon Senior Securities                                      23

Item 4. Submission of Matters to a Vote of Security Holders                  23

Item 5. Other Information                                                    24

Item 6. Exhibits                                                             24

                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Interim Financial Statements-

   Balance Sheets as of April 30, 2009, and July 31, 2008...................  4

   Statements of Operations for the Three and Nine Months Ended
     April 30, 2009, and 2008, and Cumulative from Inception................  5

   Statements of Cash Flows for the Nine Months Ended
      April 30, 2009, and 2008, and Cumulative from Inception...............  6

   Notes to Interim Financial Statements April 30, 2009, and 2008...........  7

                           AMERICAN SIERRA GOLD CORP.
                        FORMERLY C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                    AS OF APRIL 30, 2009, AND JULY 31, 2008
                                   (Unaudited)

                                                                 April 30,           July 31,
                                                                   2009                2008
                                                                 ---------           ---------
CURRENT ASSETS:
  Cash                                                           $  50,966           $   4,960
  Prepaid expenses                                                     134                 301
                                                                 ---------           ---------
      Total current assets                                          51,100               5,261
                                                                 ---------           ---------
PROPERTY AND EQUIPMENT:
  Mineral properties                                               300,000                  --
  Website software                                                   5,100               5,100
                                                                 ---------           ---------
      Total property and equipment                                 305,100               5,100
                                                                 ---------           ---------

Less - Accumulated amortization                                     (2,833)             (1,558)
                                                                 ---------           ---------

      Net property and equipment                                   302,267               3,542
                                                                 ---------           ---------

TOTAL ASSETS                                                     $ 353,367           $   8,803
                                                                 =========           =========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                       $      --           $   7,328
  Accrued liabilities                                                9,841               3,500
  Due to related party - Former officer and shareholder             29,250              15,125
  Due to related party - Officer and shareholder                   204,017                  --
  Loan payable                                                     150,000                  --
                                                                 ---------           ---------
      Total current liabilities                                    393,108              25,953
                                                                 ---------           ---------

      Total liabilities                                            393,108              25,953
                                                                 ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
  Common stock, par value $0.001 per share,
    2,000,000,000 shares authorized; 82,400,000 shares
    issued and outstanding in 2009 and 2008, respectively           82,400              82,400
  Discount on common stock                                         (31,400)            (31,400)
  (Deficit) accumulated during the development stage               (90,741)            (68,150)
                                                                 ---------           ---------
      Total stockholders' (deficit)                                (39,741)            (17,150)
                                                                 ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                    $ 353,367           $   8,803
                                                                 =========           =========


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                           AMERICAN SIERRA GOLD CORP.
                        formerly C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF OPERATIONS (NOTE 2) (RESTATED)
          FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009, AND 2008,
     AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007) THROUGH APRIL 30, 2009
                                   (Unaudited)

                                                     Three Months Ended             Nine Months Ended
                                                          April 30,                      April 30,            Cumulative
                                                  --------------------------     --------------------------      From
                                                     2009           2008            2009           2008        Inception
                                                  -----------    -----------     -----------    -----------   -----------
                                                                  (Restated)                     (Restated)
REVENUES                                          $        --    $        --     $        --    $        --   $        --
                                                  -----------    -----------     -----------    -----------   -----------
EXPENSES:
  General and administrative -
    Legal fees                                          7,516             --          11,291         10,000        34,629
    Audit fees                                          1,500          2,000           5,000          4,750        16,500
    Transfer agent fees                                   300          5,558             951         10,558        13,279
    Consulting fees                                       750             --             750          6,000         8,250
    Filing fees                                            80          2,587           1,237          4,844         4,198
    Internet web hosting and research                      --             --              --          3,900         3,900
    Office rent                                           667            525           2,067          1,575         5,257
    Amortization                                          425            425           1,275          1,133         2,833
    Organization costs                                     --             --              --             --         1,000
    Bank fees                                              20             --              20            110           895
                                                  -----------    -----------     -----------    -----------   -----------
      Total general and administrative expenses        11,258         11,095          22,591         42,870        90,741
                                                  -----------    -----------     -----------    -----------   -----------

(LOSS) FROM OPERATIONS                                (11,258)       (11,095)        (22,591)       (42,870)      (90,741)

OTHER INCOME (EXPENSE)                                     --             --              --             --            --

PROVISION FOR INCOME TAXES                                 --             --              --             --            --
                                                  -----------    -----------     -----------    -----------   -----------

NET (LOSS)                                        $   (11,258)   $   (11,095)    $   (22,591)   $   (42,870)  $   (90,741)
                                                  ===========    ===========     ===========    ===========   ===========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted     $     (0.00)   $     (0.00)    $     (0.00)   $     (0.00)
                                                  ===========    ===========     ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                   82,400,000     82,400,000      82,400,000     82,400,000
                                                  ===========    ===========     ===========    ===========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                           AMERICAN SIERRA GOLD CORP.
                        formerly C.E. ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
               FOR THE NINE MONTHS ENDED APRIL 30, 2009, AND 2008,
     AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007) THROUGH APRIL 30, 2009
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                     April 30,            Cumulative
                                                           -------------------------         From
                                                             2009            2008          Inception
                                                           ---------       ---------       ---------
                                                                           (Restated)
OPERATING ACTIVITIES:
  Net (loss)                                               $ (22,591)      $ (42,870)      $ (90,741)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Amortization                                              1,275           1,133           2,833
  Changes in assets and liabiliites-
     Prepaid expenses                                            167           1,575            (134)
     Accounts payable - Trade                                 (7,328)             --              --
     Accured liabilities                                       6,341          (3,184)          9,841
                                                           ---------       ---------       ---------
NET CASH (USED IN) OPERATING ACTIVITIES                      (22,136)        (43,346)        (78,201)
                                                           ---------       ---------       ---------
INVESTING ACTIVITIES:
  Website software development costs                              --          (5,100)         (5,100)
  Mineral property                                          (300,000)             --        (300,000)
                                                           ---------       ---------       ---------
NET CASH (USED IN) INVESTING ACTIVITIES                     (300,000)         (5,100)       (305,100)
                                                           ---------       ---------       ---------
FINANCING ACTIVITIES:
  Issuance of common stock for cash                               --              --          51,000
  Due to related party - Former officer and shareholder       14,125          15,000          29,250
  Due to Related party - Officer and shareholder             204,017              --         204,017
  Loan Payable                                               150,000              --         150,000
                                                           ---------       ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    368,142          15,000         434,267
                                                           ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH                               46,006         (33,446)         50,966

CASH - BEGINNING OF PERIOD                                     4,960          46,824              --
                                                           ---------       ---------       ---------

CASH - END OF PERIOD                                       $  50,966       $  13,378       $  50,966
                                                           =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                 $      --       $      --       $      --
                                                           =========       =========       =========
  Income taxes                                             $      --       $      --       $      --
                                                           =========       =========       =========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL ORGANIZATION AND BUSINESS

American Sierra Gold Corp (formerly C.E. Entertainment, Inc) ("American Sierra" or the "Company") is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on January 30, 2007. The original business plan of the Company was to engage in the sales and marketing of Ukrainian classical music. However the new intended business of the Company is to enter into precious metals sector. Effective May 19, 2009, the Company changed its name from C.E. Entertainment, Inc. to American Sierra Gold Corp. by way of a merger with its wholly owned subsidiary American Sierra Gold Corp., which was formed solely for the change of name. The accompanying financial statements of American Sierra were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in February 2007, the Company commenced a capital formation activity through a Private Placement Offering ("PPO"), exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance of 30,400,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.00125 per share. As of March 31, 2007, the Company closed the PPO and received proceeds of $38,000. The Company also commenced an activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register 30,400,000 shares of its outstanding shares of common stock(post forward stock split) on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective on November 20, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of American Sierra as of April 30, 2009, and July 31, 2008, and for the three and nine months ended April 30, 2009, and 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2009, and July 31, 2008, and the results of its operations and its cash flows for the three and nine months ended April 30, 2009, and 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of July 31, 2008, filed with the SEC for additional information, including significant accounting policies.

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


RESTATEMENT OF FISCAL 2008 FINANCIAL STATEMENTS

During fiscal 2009, the management of the Company determined that under Emerging Issues Taskforce Statement 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS," costs and expenses incurred in fiscal 2008 related to website development in the amount of $5,100 were erroneously expensed during the nine months ended April 30, 2008. The accompanying Statements of Operations and Cash Flows for the nine months ended April 30, 2008, have been restated to correct the error, which resulted in the capitalization of $5,100 in website development costs, and the recognition of $708 in amortization expense. The decrease in the net loss for the nine months ended April 30, 2008, amounted to $4,392, which had a nominal impact on loss per share - basic and diluted.

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

INTERNAL WEB SITE DEVELOPMENT COSTS

Under Emerging Issues Taskforce Statement 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS" ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of April 30, 2009, the Company had capitalized $5,100 (July 31, 2008 - $5,100) and recorded $2,833 (July 31, 2008 - $1,558) in accumulated amortization related to its internal-use web site development.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" ("SOP 98-1"), the Company capitalizes

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of April 30, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of internal-use software.

COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS No. 86"), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of April 30, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

MINERAL PROPERTY

The Company is primarily engaged in the business of the acquisition and exploration of mining properties. Mineral claim and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized. The cost of acquiring mineral claims, capitalized exploration costs, mine development costs are recognized as depletion and amortization expenses under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development costs are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and nine months ended April 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended April 30, 2009, and 2008.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2009, and July 31, 2008, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

DEFERRED OFFERING COSTS

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


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

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2009, and July 31, 2008, and expenses for the three and nine months ended April 30, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

American Sierra is currently in the development stage, and has limited operations. The original business plan of C.E. Entertainment was to sell and market classical Ukrainian music through an online internet store. However the new intended business of the Company is to enter into precious metals sector. Effective May 19, 2009, the Company changed its name from C.E. Entertainment, Inc. to American Sierra Gold Corp. by way of a merger with its wholly owned subsidiary American Sierra Gold Corp., which was formed solely for the change of name.

During the period from January 30, 2007, through April 30, 2009, American Sierra was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 30,400,000 shares of common stock (post forward stock split) through a PPO to various stockholders. On November 7, 2007, American Sierra filed a Registration Statement on Form SB-2 with the SEC to register 30,400,000 shares of its common stock(post forward stock split) for selling stockholders. The Registration Statement was declared effective by the SEC on November 20, 2007. American Sierra will not receive any of the proceeds of this registration activity once the shares of common stock are sold. American Sierra also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

While management of American Sierra believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


successful in the development and sale of its planned product, or will be able to generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of American Sierra as a going concern. American Sierra has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about American Sierra`s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of American Sierra to continue as a going concern.

(3) CHANGE IN MANAGEMENT

On September 9, 2008, Mr. George Daschko resigned as the Company's President and Director. On the same date, the Company appointed Mr. Alexander Hornostai to the office of President and Mr. Dmitriy Ruzhytskiy as a member of the Board of Directors. Mr. George Daschko also sold his interest in the Company of 24, 000,000 shares of common stock (post forward stock split) to Mr. Ruzhytskiy which resulted in a change of beneficial ownership in securities.

On March 25, 2009, Mr. Alexander Hornostai resigned as President, secretary, Chief Financial Officer and treasurer of the Company. On the same date, Mr.Wayne Gruden was appointed as a Director of the Company and was also appointed President, secretary and treasurer of the Company.

On March 26, 2009, Mr. Alexander Hornostai and Mr.Dmitriy Ruzhytskiy resigned as Directors of the Company

(4) LOAN FROM FORMER DIRECTOR AND STOCKHOLDER

As of April 30, 2009, a loan from an individual who is a former Director, president, and stockholder of the Company amounted to $29,250 (July 31, 2008 - $15,125). The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(5) LOAN FROM CURRENT OFFICER

As of April 30, 2009, a loan from a related party in the amount of $204,017 unsecured, non-interest bearing and has no specific terms of repayment.

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


(6) COMMON STOCK

On January 30, 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) valued at a price of $0.00025 per share to Directors and officers for cash proceeds of $13,000 (See Note 8).

In February 2007, the Company commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 30,400,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.00125 per share. As of March 31, 2007, the Company fully subscribed the PPO, and received proceeds of $38,000. The Company accepted subscriptions from 38 foreign, non-affiliated investors.

In addition, on November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 30,400,000 shares of its common stock (post forward stock split) for selling stockholders. The Registration Statement was declared effective by the SEC on November 20, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

Effective May 19, 2009, the Company declared a forty (40) for one (1) forward stock split of its authorized, issued and outstanding common stock. As a result, the authorized capital of the Company has increased from 50,000,000 shares of common stock with a par value of $0.001 to 2,000,000,000 shares of common stock with a par value of $0.001, and correspondingly its issued and outstanding capital increased from 2,060,000 shares of common stock to 82,400,000 shares of common stock. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


(7) INCOME TAXES

The provision (benefit) for income taxes for the nine months ended April 30, 2009, and 2008, were as follows (assuming a 15% effective tax rate):

                                                        Nine Months Ended
                                                            April 30,
                                                   ---------------------------
                                                     2009                2008
                                                   -------             -------
Current Tax Provision:
  Federal-
    Taxable income                                 $    --             $    --
                                                   -------             -------

      Total current tax provision                  $    --             $    --
                                                   =======             =======
Deferred Tax Provision:
  Federal-
    Loss carryforwards                             $ 3,389             $ 6,430
    Change in valuation allowance                   (3,389)             (6,430)
                                                   -------             -------

      Total deferred tax provision                 $    --             $    --
                                                   =======             =======

The Company had deferred income tax assets as of April 30, 2009, and July 31, 2008, as follows:

                                                     As of               As of
                                                   April 30,            July 31,
                                                     2009                2008
                                                   --------            --------

Loss carryforwards                                 $ 13,611            $ 10,222
Less - Valuation allowance                          (13,611)            (10,222)
                                                   --------            --------

      Total net deferred tax assets                $     --            $     --
                                                   ========            ========

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended April 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of April 30, 2009, and July 31, 2008, the Company had approximately $90,741, and $68,150, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


(8) RELATED PARTY TRANSACTIONS

As described in Note 6, in January 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) to Directors and officers of the Company for cash proceeds of $13,000. As described in Note 3, on September 9, 2008, Mr. George Daschko resigned from the positions of President and Director. Mr. George Daschko also sold his interest in the Company of 24, 000,000 shares of common stock (post forward stock split) to the newly appointed Director and officer of the Company.

As described in Note 4, as of April 30, 2009, the Company owed $29,250 (July 31, 2008 - $15,125) to an individual who is a former Director, president, and stockholder of the Company.

As described in Note 5, as of April 30, 2009, a loan from a related party in the amount of $204,017 unsecured, non-interest bearing and has no specific terms of repayment.

(9) COMMITMENTS AND CONTINGENCIES

The Company currently has an operating lease commitment for office space with an unrelated party. The monthly lease rate is $214 plus miscellaneous fees. As of April 30, 2009, and July 31, 2008, the Company had prepaid rent of $134 and $301, respectively. For the nine months ended April 30, 2009, and 2008, the Company recorded rent expense of $2,067, and $1,575, respectively.

(10) PROPERTY OPTION AGREEMENT

On April 30, 2009, the Company entered into a property option agreement (the "Option Agreement") with Yale Resources Ltd., a Canadian public company.

Yale Resources holds a 100% interest in a total of ten (10) mining concessions covering approximately 28,830 hectares in south-west Chihuahua State, Mexico, and Yale also holds options to acquire an additional six (6) mining concessions covering approximately 276 hectares. (Total known as "Property")

Pursuant to the term of the Option Agreement, American Sierra has acquired two
(2) exclusive and separate rights and options to acquire undivided legal and beneficial interests of up to 100% in the Property free and clear of all liens, charges and claims of others.

In order to exercise the first option, which gives the Company an undivided 90% interest in the Property, the Company is required to (A) make the following payments to Yale Resources: initial payment of $300,000 (paid by the Company); $250,000 on or before April 30, 2011; $250,000 on or before April 30, 2012;
$250,000 on or before April 30, 2013. (B) fund the following expenditures

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


$50,000 prior to April 30, 2010; An additional $500,000 prior to April 30, 2011; An additional $800,000 prior to April 30, 2012; An additional $1,000,000 prior to April 30, 2013; (C) make the following additional payments: $50,000 upon successful completion of a National Instrument 43-101 compliant technical report; $50,000 upon a drill program starting on the property on or prior to August 1, 2009 (payable in stock at the election of the optionor set at the price of the first financing of the Company); $50,000 upon successful completion of the first year's work program (payable in stock at the election of the optionor set at the price of the first financing of the Company); $70,000 on or before April 30, 2011 (payable in stock at the election of the optionor set at the price of the first financing of the Company); $70,000 on or before April 30, 2012 (payable in stock at the election of the optionor set at the price of the first financing of the Company); $70,000 on or before April 30, 2013 (payable in stock at the election of the optionor set at the price of the first financing of the Company).

Provided the Company completes the first option to acquire 90% interest in the property, the Company may then be exercised the Second Option by (1) issuing to Yale an additional 500,000 shares of common stock, (2) completing sufficient drilling in order to calculate a resource estimation on or before the seventh anniversary of the Effective Date, and (3) paying $0.75 to Yale per every equivalent ounce of Silver.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

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

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


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

                           AMERICAN SIERRA GOLD CORP.
                       (FORMERLY C.E. ENTERTAINMENT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008
                                   (Unaudited)


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

(12) SUBSEQUENT EVENTS

Effective May 19, 2009, the Company change its name from C.E. Entertainment, Inc. to American Sierra Gold Corp. by way of a merger with its wholly owned subsidiary American Sierra Gold Corp., which was formed solely for the change of name.

Also effective May 19, 2009, the Company declared a forty (40) for one (1) forward stock split of its authorized, issued and outstanding common stock. As a result, the authorized capital of the Company has increased from 50,000,000 shares of common stock with a par value of $0.001 to 2,000,000,000 shares of common stock with a par value of $0.001, and correspondingly its issued and outstanding capital increased from 2,060,000 shares of common stock to 82,400,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Effective May 19, 2009, we effected a 40 for one (1) forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 2,000,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 2,060,000 shares of common stock to 82,400,000 shares of common stock.

Also effective May 19, 2009, we have changed our name from "C.E. Entertainment, Inc." to "American Sierra Gold Corp.", by way of a merger with our wholly owned subsidiary American Sierra Gold Corp., which was formed solely for the change of name.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

Our net loss for the three and nine month periods ended April 30, 2009, was $11,258 and $22,591. During the period from January 30, 2007 (date of inception), through April 30, 2009, we incurred a net loss of $90,741. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,060,000 shares of common stock.

EXPENSES

Our expenses for the three and nine month periods ended April 30, 2009, were $11,258 and $22,591. During the period from January 30, 2007 (date of inception), through April 30, 2009, we incurred expenses of $90,741. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2009, reflects assets of $353,367. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the period ended July 31, 2008, regarding concerns about our ability to continue as a going concern. Our interim financial statements as of and for the period ended April 30, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of American Sierra. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

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

REVENUES

We had no revenues for the period from January 30, 2007 (date of inception) through April 30, 2009.

MINERAL PROPERTIES

On April 30, 2009, we have optioned certain property concessions covering approximately 29,106 hectares in south-west Chihuahua State, Mexico.

Under the terms of the option agreement, we have obtained two (2) exclusive and separate rights and options to acquire undivided legal and beneficial interests of up to ONE HUNDRED PER CENT (100%) in the Property free and clear of all liens, charges and claims of others, as follows:

     (a) an undivided NINETY PER CENT (90%) interest in the Property (the "FIRST OPTION"); and

     (b) an undivided TEN PER CENT (10%) interest in the Property, in addition to the undivided NINETY PER CENT (90%) interest that may be acquired under the First Option (the "SECOND OPTION").

4.02 The Optionee may exercise:

     (a)  the First Option by:

          (i) making the following payments to the Optionor prior to the First Option Deadline:

               (1) THREE HUNDRED THOUSAND (US$300,000) DOLLARS U.S. before the Effective Date (PAID);

                    A portion of this three hundred thousand (US$300,000) dollars U.S. was advanced by the Optionee to the Optionor in the form of a loan. For greater certainty, the documents titled `Re: Bridge Loan' and `Promissory Note' dated February 12, 2009 are superseded by this agreement and the loan documents are cancelled.

               (2) a further TWO HUNDRED AND FIFTY THOUSAND (US$250,000) DOLLARS U.S. on the second anniversary of the Effective Date;

               (3) a further TWO HUNDRED AND FIFTY THOUSAND (US$250,000) DOLLARS U.S. on the third anniversary of the Effective Date;

               (4) a further TWO HUNDRED AND FIFTY THOUSAND (US$250,000) DOLLARS U.S. on the fourth anniversary of the Effective Date;

          (ii) incurring or funding the following Expenditures on the Property as follows prior to the First Option Deadline:

               (1) THREE HUNDRED THOUSAND (US$300,000.00) DOLLARS U.S. on or before the first anniversary of the Effective Date, of which $250,000 shall be deemed to have been incurred pursuant to the payments made as per paragraph 4.02(a)(i)(1) hereof;

               (2) an additional FIVE HUNDRED THOUSAND (US$500,000.00) DOLLARS U.S. on or before the second anniversary of the Effective Date;

               (3) an additional EIGHT HUNDRED THOUSAND (US$800,000.00) DOLLARS U.S. on or before the third anniversary of the Effective Date; and

               (4) an additional ONE MILLION (US$1,000,000.00) DOLLARS U.S. on or before the fourth anniversary of the Effective Date;

          (iii) making the following additional payments prior to the First Option Deadline:

               (1) ONE HUNDRED AND FIFTY THOUSAND (US$150,000.00) DOLLARS U.S. on or before the first anniversary of the Effective Date on the following schedule:

                    (a) US $50,000 upon successful completion of a National Instrument 43-101 compliant technical report,

                    (b) US $50,000 upon Operator starting a drill program on the Property before August 1, 2009, and

                    (c) US $50,000 upon the successful completion of the first year work program before the 1st year anniversary of the Effective Date;

               (2) an additional SEVENTY THOUSAND (US$70,000.00) DOLLARS U.S. on or before the second anniversary of the Effective Date;

               (3) an additional SEVENTY THOUSAND (US$70,000.00) DOLLARS U.S. on or before the third anniversary of the Effective Date; and

               (4) an additional SEVENTY THOUSAND (US$70,000.00) DOLLARS U.S. on or before the fourth anniversary of the Effective Date;

                    At the election of the Optionor the additional payments 1b, 1c, 2, 3, and 4 may be converted into shares of the parent company of American Sierra set at the price of the first financing of the parent company.

     (b)  the Second Option, provided it has exercised the First Option, by

          (1) issuing to Yale an additional 500,000 shares of American Sierra or the parent company of American Sierra,

          (2) completing sufficient drilling in order to calculate a resource estimation on or before the seventh anniversary of the Effective Date, and

          (3) paying US$0.75 to Yale per every equivalent ounce of Silver within the Measured and Indicated categories as defined by JORC (Joint Ore Reserves Committee);

     (c) all of the above shares will be subject to a hold periods in accordance with regulations under the SECURITIES ACT;

          The Optionor understands and acknowledges that any shares which may be issued to it pursuant to the provisions of this paragraph 4.02 must be issued in reliance on exemptions from the prospectus and registration requirements of applicable securities legislation and may be subject to certain re-sale restrictions under such legislation, the terms of which may be endorsed on the certificates representing such shares, and prior to issuance the Optionor agrees to provide confirmation of the availability of such exemptions and comply with such re-sale restrictions.

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

                              AMERICAN SIERRA GOLD CORP.


Date: June 19, 2009           By: /s/ Wayne Gruden
                                 -----------------------------------------------
                              Name:  Wayne Gruden
                              Title: President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: June 19, 2009                  /s/ Wayne Gruden
                                     -------------------------------------------
                              Name:  Wayne Gruden
                              Title: President
                                     (Principal Executive and Financial Officer)