Form 10-K
period 2009-07-31
AMERICAN SIERRA GOLD CORP.
filed 2009-11-13
CIK 1415432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52927

AMERICAN SIERRA GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0528416
(State or Other Jurisdiction	(I.R.S. Employer Identification
Of Incorporation or Organization)	Number)

200 S. Virginia, 8th Floor Reno, Nevada	89501
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (775) 398-3044

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                         ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2009, is not computable due to our lack of a public trading market and absent trading activity for such period.

Notwithstanding, as of the most recent practicable date, November 10, 2009, the aggregate market value of voting stock held by non-affiliates was $24,907,500.  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of November 10, 2009, was 63,750,000.

DOCUMENTS INCORPORATED BY REFERENCE

           No documents are incorporated by reference.

PART I

ITEM 1.  BUSINESS

Description Of Business

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to American Sierra Gold Corp., a Nevada corporation.

Forward-Looking Statements and Associated Risks.  This Annual Report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (1) discussions about mineral resources and mineralized material, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience and (8) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements constitute forward-looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A below and other risks and matters described in this filing and in our other SEC filings. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected.  We do not undertake any obligation to update any forward-looking statements.

The Company

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on January 30, 2007.  At the time of our incorporation, we were incorporated under the name “C.E. Entertainment, Inc.,” and our original business plan was to engage in the sales and marketing of Ukrainian classical music.  On May 19, 2009, we changed our name to American Sierra Gold Corp. by way of a merger with our wholly owned subsidiary, American Sierra Gold Corp., that was formed solely for the purpose of changing our name.  In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Further, effective May 19, 2009, we effected a 40 for 1 forward stock split of our issued and outstanding common stock.  As a result, our authorized capital increased from 50,000,000 shares of common stock, $0.001 par value per share, to 2,000,000,000 shares of common stock, $0.001 par value per share.  Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.

Our primary business focus is to acquire, explore and develop gold properties in North America.  Currently, we are developing two projects.  The first is the Urique Project in Sierra Madre, Mexico, located on a 71,334 acre property on the Sierra Madre gold belt, which has a significant history of gold and silver discovery and production.  We currently have a 90% interest in 11 concessions in the Urique Project.

The second project is the Discovery Day Gold Project.  On October 19, 2009, we entered into a final joint venture agreement with Trinity Alps Resources, Inc. to acquire a 75% stake in the high-grade Discovery Day Gold Project by investing $2 million in the property over a period of 2 years.  In addition, we agreed to issue 2 million shares and 2 million 5-year warrants of our stock to Trinity Alps Resources, Inc., over the same period.  The Discovery Day Gold Project covers over 950 acres and controls the entire Knownothing Mining District in northern California. This mining district includes four principal mines - the Gilta, Discovery Day, Hansen, and Knownothing along with several other smaller mines and prospects.

Sources of Available Land for Mining and Exploration

There are at least five sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands.  The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, state and Canadian Provincial governments, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

There are numerous levels of government regulation associated with the activities of exploration and mining companies. Permits, which we, or the current operators of the mining properties we have an interest in, are maintaining and amending include “Notice of Intent” to explore, “Plan of Operations” to explore, “Plan of Operations” to mine, “Reclamation Permit,” “Air Quality Permit,” “Water Quality Permit,” “Industrial Artificial Pond Permit,” and several other health and safety permits.  These permits are subject to amendment or renewal during our operations.  Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current or anticipated operations, we have no reason to believe that necessary permits will not be issued in due course.  The total cost and effects on our operations of the permitting and bonding process cannot be estimated at this time.  The cost will vary for each project when initiated and could be material.

The Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim granted under the General Mining Law of 1872, as amended (the “General Mining Law”).  The Federal government still owns the surface estate even though the subsurface can be controlled with a right to extract through claim staking.  Private fee lands are lands that are controlled by fee-simple title by private individuals or corporations.  These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner.  Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners.  Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government.  These lands can be acquired for exploration and mining through lease or purchase from the owners.  Tribal lands are those lands that are under control by sovereign Native American tribes.  Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land.

Competition And Mineral Prices

Given the continual increase in the value of gold, the business of acquiring, developing and/or exploring gold properties is more competitive than ever before.  Our competitors include companies with larger staffs, greater resources and equipment and, as such, those companies may be in a better position to compete for mineral properties.  In order to compete with such companies, we need to raise additional capital.  The competitive nature of the business and the risks we are therefore faced with are discussed further in the item entitled “Risk Factors,” below.

Capital Equipment and R&D Expenditures

We are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects.  As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding permanent employees, as well as the possible purchase or lease of equipment.

Mining Properties And Projects

As discussed above, we currently have a 90% interest in 11 concessions in the Urique Project and have recently signed a joint venture agreement to acquire a 75% stake in the high-grade Discovery Day Gold Project.

Employees

As of July 31, 2009, we had no employees other than our directors and officers.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks.  Also, we are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

ITEM 1A.  RISK FACTORS

The risks described below are the ones we believe are most important for you to consider.  These risks are not the only ones that we face.  If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the price of our common stock could decline.

RISKS ASSOCIATED WITH OUR BUSINESS

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred net losses of $42,980 and $51,974 for the fiscal years ended July 31, 2009 and 2008, respectively.  As a result, at July 31, 2009, we had an accumulated deficit of $111,130 and a total stockholders’ equity of $77,339.  Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our mining properties.  We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Insufficient Cash Resources To Meet Our Business Objectives, All Of Which Means That We May Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2009, and 2008, respectively, with respect to their doubt about our ability to continue as a going concern.  As discussed in Note 2 to our consolidated financial statements for the year ended July 31, 2009, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

We May Not Be Able To Secure Additional Financing To Meet Our Future Capital Needs Due To Changes In General Economic Conditions.

We anticipate needing significant capital to conduct further exploration and development needed to bring our existing mining properties into production and/or to continue to seek out appropriate joint venture partners or buyers for certain mining properties.  We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs.  We may need new or additional financing in the future to conduct our operations or expand our business.  Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all.  From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes.  We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders.  If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our Business And Operating Results Could Be Harmed If We Fail To Manage Our Growth Or Change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources.  To manage possible growth and change, we must continue to try to locate skilled geologists, mappers, drillers, engineers, technical personnel and adequate funds in a timely manner.

We May Not Have Access To The Supplies And Materials Needed For Exploration, Which Could Cause Delays Or Suspension Of Our Operations.

Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of planned exploration activities.  Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times in our exploration programs.  Furthermore, fuel prices are rising.  We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available.  If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower can be obtained.

An Unsuccessful Material Strategic Transaction Or Relationship Could Result In Operating Difficulties And Other Harmful Consequences To Our Business.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.  From time to time, we may engage in discussions regarding potential acquisitions or joint ventures.  Currently, we have a joint venture agreement with Trinity Alps Resources, Inc.  Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business and our results of operations.

Attraction And Retention Of Qualified Personnel Is Necessary To Implement And Conduct Our Mineral Exploration Programs.

Our future success will depend largely upon the continued services of our Board members, executive officers and other key personnel.  Our success will also depend on our ability to continue to attract and retain qualified personnel with mining experience.   Key personnel represent a significant asset for us, and the competition for qualified personnel is intense in the mineral exploration industry.

We may have particular difficulty attracting and retaining key personnel in the initial phases of our exploration programs.  We do not have key-person life insurance coverage on any of our personnel. The loss of one or more of our key people or our inability to attract, retain and motivate other qualified personnel could negatively impact our ability to complete our exploration programs.

RISKS ASSOCIATED WITH OUR INDUSTRY

Environmental Controls Could Curtail Or Delay Exploration And Development Of Our Mines And Impose Significant Costs On Us.

We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities.  At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation Liability Act and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold and silver mining and processing.  In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue a surety bond.  This addition of cash collateral for a bond could have a significant impact on our ability to bring properties into production.

Many states have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations.  Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of mining operations.  Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater.  Although we believe that the mining properties we currently have an interest in are in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities.  Any of these results could force us to curtail or cease our business operations.

Proposed Legislation Affecting The Mining Industry Could Have An Adverse Effect On Us.

During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, which governs mining claims and related activities on federal lands.  For example, a broad based bill to reform the General Mining Law of 1872, the Hardrock Mining and Reclamation Act of 2007 (H.R. 2262) was introduced in the U.S. House of Representatives on May 10, 2007, and was passed by the U.S. House of Representatives on November 1, 2007, and was submitted to the U.S. Senate where no further action was taken.  More recently, on January 27, 2009, the Hardrock Mining and Reclamation Act of 2009 (H.R. 699) was introduced.  If enacted, this act will have several negative impacts on us including but not limited to: requiring royalty payments of 8% of gross income from mining a claim on Federal land, or 4% of claims on Federal land that are subject to an existing permit; and prohibition of certain areas from being open to the location of mining claims, including wilderness study areas, areas of critical environmental concern and related areas.  Subcommittee hearings for the bill were held on February 26, 2009.  Further hearings on the bill are expected in late 2009.

The extent of any such changes to the General Mining Law of 1872 that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict.  If enacted, proposed legislation could adversely affect the economics of developing and operating our mining properties, which may consist of unpatented mining claims on federal lands.  Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation, which could force us to curtail or cease our business operations.

The Development And Operation Of Our Mining Projects Involve Numerous Uncertainties.

Mine development projects, including our planned projects, typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of reserves;

•	anticipated metallurgical recoveries;

•	future gold and silver prices; and

•	anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements.  Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

•	unanticipated changes in grade and tonnage of material to be mined and processed;

•	unanticipated adverse geotechnical conditions;

•	incorrect data on which engineering assumptions are made;

•	costs of constructing and operating a mine in a specific environment;

•	availability and cost of processing and refining facilities;

•	availability of economic sources of power;

•	adequacy of water supply;

•	adequate access to the site;

•	unanticipated transportation costs;

•
government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	fluctuations in metal prices; and

•	accidents, labor actions and force majeure events.

Any of the above referenced events may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities.  Any of these results could force us to curtail or cease our business operations.

Mineral Exploration Is Highly Speculative, Involves Substantial Expenditures, And Is Frequently Non-Productive.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful.  Few prospects that are explored end up being ultimately developed into producing mines.  To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs.  We cannot assure you that our mineral exploration efforts will be successful.  The risks associated with mineral exploration include:

•	The identification of potential economic mineralization based on superficial analysis;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization.  It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities.  Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

The Price Of Gold and Silver are Highly Volatile And A Decrease In The Price Of Gold or Silver Would Have A Material Adverse Effect On Our Business.

The profitability of mining operations is directly related to the market prices of metals.  The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions.  Price fluctuations of metals from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine.  Accordingly, we may begin to develop one or more of our mining properties at a time when the price of metals makes such exploration economically feasible and, subsequently, incur losses because the price of metals decreases.  Adverse fluctuations of the market prices of metals may force us to curtail or cease our business operations.

Mining Risks And Insurance Could Have An Adverse Effect On Our Profitability.

Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents.  Although maintenance of insurance to ameliorate some of these risks is part of our proposed exploration program associated with those mining properties we have an interest in, such insurance may not be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties.  Either of these events could cause us to curtail or cease our business operations.

Due To The Uncertain Nature Of Exploration, There Is A Substantial Risk That We May Not Find Economically Exploitable Reserves Of Gold And/Or Silver.

The search for valuable minerals is an extremely risky business. We do not know whether the claims and properties that we have optioned contain commercially exploitable reserves of gold and/or silver.  The likelihood of success must be considered in light of the costs, difficulties, complications, problems and delays encountered in connection with the exploration of mineral properties.  These potential problems include, but are not limited to, additional costs and unanticipated delays and expenses that may exceed current estimates.

We Face Significant Competition In The Mineral Exploration Industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of exploration properties and leases on prospects and properties and in connection with the recruitment and retention of qualified personnel.  Such competition may result in our being unable to acquire interests in economically viable gold and silver exploration properties or qualified personnel.

Our Applications For Exploration Permits May Be Delayed Or May Be Denied In The Future.

Exploration activities usually require the granting of permits from various governmental agencies.  For exploration drilling on unpatented mineral claims, a drilling plan must be filed with the Bureau of Land Management or the United States Forest Service, which may then take several months or more to grant the requested permit.  Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken.  Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence.  With all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits or the refusal to grant required permits may not be granted at all, all of which may cause delays and unanticipated costs in conducting planned exploration activities.  Any such delays or unexpected costs in the permitting process could result in serious adverse consequences to the price of our stock and to the value of your investment.

RISKS ASSOCIATED WITH OUR COMMON STOCK

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital.

The market price of our common stock has been and is expected to continue to be highly volatile.  Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock.  In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors To Sell Their Stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We currently maintain our corporate offices at 200 S. Virginia, 8th Floor, Reno, Nevada 89501. During the fiscal years ended July 31, 2009, and 2008, respectively, we paid monthly rent of $214 for use of our US corporate offices.  This space is sufficient until we commence full operations. Our interests in the Urique Project and Discovery Day Gold Project are discussed above and in Item 7, below.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the symbol “AMNP.OB.”  Previously, our common stock was traded under the symbol “CENI.OB.”  As we have limited trading information available and the first trade of our common stock was made on October 12, 2009, which is not included in the period covered by this Annual Report on Form 10-K, we are unable to provide the high and low bid quotations as required by Item 201(a)(1)(iii) of Regulation S-K.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2009, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Holders

As of November 10, 2009, we had approximately 8 holders of record of common stock and 63,750,000 shares of our common stock were issued and outstanding, with no additional shares reserved for issuance.

Recent Sales Of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the year ended July 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about mineral resources and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on January 30, 2007.  At the time of our incorporation, we were incorporated under the name “C.E. Entertainment, Inc.,” and our original business plan was to engage in the sales and marketing of Ukrainian classical music.  On May 19, 2009, we changed our name to American Sierra Gold Corp. by way of a merger with our wholly owned subsidiary, American Sierra Gold Corp., that was formed solely for the purpose of changing our name.  In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Further, effective May 19, 2009, we effected a 40 for 1 forward stock split of our issued and outstanding common stock.  As a result, our authorized capital increased from 50,000,000 shares of common stock, $0.001 par value per share, to 2,000,000,000 shares of common stock, $0.001 par value per share.  Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.

Our primary business focus is to acquire, explore and develop gold properties in North America.  Currently, we are developing two projects.  The first is the Urique Project in Sierra Madre, Mexico, located on a 71,334 acre property on the Sierra Madre gold belt, which has a significant history of gold and silver discovery and production. We currently have a 90% interest in 11 concessions in the Urique Project.

The second project is the Discovery Day Gold Project.  On October 19, 2009, we entered into a final joint venture agreement with Trinity Alps Resources, Inc. to acquire a 75% stake in the high-grade Discovery Day Gold Project by investing $2 million in the property over a period of 2 years.  In addition, we agreed to issue 2 million shares and 2 million 5-year warrants of our stock to Trinity Alps Resources, Inc., over the same period.  The Discovery Day Gold Project covers over 950 acres and controls the entire Knownothing Mining District in northern California. This mining district includes four principal mines - the Gilta, Discovery Day, Hansen, and Knownothing along with several other smaller mines and prospects.

We are a development stage company with limited operations and no revenues from our business activities.

For additional information on our business, please see Part 1, Item 1 “Business Overview” of this Annual Report.

The following is a discussion and analysis of our plan of operation for the year ended July 31, 2009, and the factors that could affect our future financial condition and plan of operation.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the periods ended July 31, 2009 and July 31, 2008, regarding concerns about our ability to continue as a going concern.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities, which may prove more profitable to our shareholders. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.  If we are unable to secure adequate capital to continue our acquisition and exploration efforts, our business may fail and our stockholders may lose some or all of their investment.

Results Of Operations

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008

We had a net loss of $42,980 for the fiscal year ended July 31, 2009, compared to a net loss of $51,974 for the fiscal year ended July 31, 2008.  The significant change in our results over the two periods is primarily the result of reductions in consulting fees and in transfer agent costs, partially offset by increased legal and audit fees, interest expense and a one-time write-off of website software costs.

The following table summarizes key items of comparison and their related increase (decrease) for the fiscal years ended July 31, 2009 and 2008:

	Year Ended
	July 31,		Increase
	2009	2008	(Decrease)

Revenues	$0	$0	$0

Expenses:
General and administrative -
Legal fees	18,128	13,338	4,790
Audit fees	11,250	7,750	3,500
Transfer agent fees	651	12,328	(11,677)
Consulting fees	0	7,500	(7,500)
Filing fees	1,238	2,961	(1,723)
Internet web hosting and research	0	3,900	(3,900)
Office rent	2,200	2,449	(249)
Amortization	1,275	1,558	(283)
Other	4	190	(186)

Total general and administrative expenses	34,746	51,974	(17,228)

(Loss) from Operations	(34,746)	(51,974)	17,228

Other Income (Expense):
(Loss) on write-off website software costs	(2,267)	0	(2,267)
Interest expense	(5,967)	0	(5,967)

Net (Loss)	$(42,980)	$(51,974)	$8,994

Impact of Inflation

Since our inception in 2007, inflation has not had a material effect on our revenues.

Liquidity And Capital Resources

Our balance sheet as of July 31, 2009, reflects assets of $388,093.  As we had cash in the amount of $27,520 and a working capital deficit in the amount of $283,234 as of July 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

	Year Ended
	July 31,
	2009	2008

Net Cash Provided by (Used in) Operating Activities	$(32,512)	(51,889)
Net Cash Provided by (Used in) Investing Activities	(360,573)	(5,100)
Net Cash Provided by Financing Activities	415,645	15,125
Net Increase (Decrease) in Cash	$22,560	(41,864)

During the past two fiscal years, we have had an operating lease commitment for office space with a monthly lease rate of $214 plus additional fees.  We terminated the lease as part of the change in our business plan.  However, it is likely that, in the future, we will maintain office space at a new location and, as such, we will incur a monthly lease obligation.

For recent accounting pronouncements, please refer to the notes to the financial statements section of this Annual Report.

Operating Activities

Net cash flow used in operating activities during the fiscal year ended July 31, 2009 was $32,512 - a decrease of $19,377 from the $51,889 net cash outflow during the fiscal year ended July 31, 2008.

Investing Activities

The primary driver of cash used in investing activities was capital spending in the acquisition of a mineral property, namely the Urique Property (which is discussed below).

Cash used in investing activities during the fiscal year ended July 31, 2009 was $360,573, which was an increase of $355,473 from $5,100 of cash used in investing activities during the fiscal year ended July 31, 2008.  This increase in the cash used in investing activities was primarily due to the acquisition of the Urique Property.

Mineral Property

On April 20, 2009, we entered into a property option agreement with Yale Resources Ltd. (“Yale”), in which we were granted two exclusive options to acquire undivided legal and beneficial interests of up to 100% of ten mining concessions in Sierra Madre, Mexico (the Urique Project).  To exercise the first option, we must do the following:

(a)	Make the following payments to Yale:
1.	An initial payment of $300,000 (we have already paid this);
2.	$250,000 on or before April 30, 2011; and
3.	$250,000 on or before April 30, 2012.
(b)	Fund the following expenditures:
1.	$50,000 prior to April 30, 2010;
2.	$500,000 prior to April 30, 2011;
3.	$800,000 prior to April 30, 2012; and
4.	$1,000,000 prior to April 30, 2013.
(c)	Make the following additional payments:
1.	$50,000 upon successful completion of a National Instrument 43-101 complaint technical report;
2.	$50,000 upon the commencement of a drilling program on the property on or prior to August 1, 2009;
3.	$50,000 upon successful completion of the first year’s drilling work program;
4.	$70,000 on or before April 30, 2011;
5.	$70,000 on or before April 30, 2012; and
6.	$70,000 on or before April 30, 2013.

Provided we exercise the first option, we can exercise the second option by doing the following:
(a)	Issuing to Yale an additional 500,000 shares of common stock;
(b)	Completing sufficient drilling in order to calculate a resource estimate on or before the seventh anniversary of the effective date of the property option agreement; and
(c)	Paying to Yale $0.75 for every equivalent ounce of silver identified from the resource estimate prepared for the property.

Financing Activities

Financing activities during the fiscal year ended July 31, 2009, provided $415,645 to us, an increase of $400,520 from the $15,125 provided by financing activities during the fiscal year ended July 31, 2008.

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. (“Tobermory”) wherein Tobermory has agreed to advance up to $6,000,000 to our Company until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances for $300,000 from the date of the share issuance agreement to November 10, 2009, there can be no assurances that we will receive any further funds from Tobermory.

Purchase Or Sale Of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Revenues

We had no revenues for the financial year ended July 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7(A).      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide disclosure under this item because we are a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS

Our consolidated financial statements appear beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of its assessment under that framework, management concluded that our internal control over financial reporting was effective as of July 31, 2009.

This Annual Report does not include an attestation report of our registered independent auditor regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers and any directors or executive officers that served with us in the period covered by this Annual Report, and the positions held by each person.  There are no family relationships among our directors and executive officers.

Name	Age	Position

Wayne Gruden	48	Chief Executive Officer, Former Chief Financial Officer, Director
Alexander Hornostai	48	Former President, Secretary, Chief Financial Officer, Director, and Treasurer
Dmitry Ruzhytskiy	23	Former Director
George Daschko	62	Former President and Director
Johannes Petersen	37	Chief Financial Officer and Director (Appointed Sept. 29, 2009)

Biographies

Wayne Gruden. Mr. Gruden was appointed as a director and our Chief Executive Officer on March 25, 2009.  Mr. Gruden has over twenty-five years experience investing in capital markets with a strong emphasis on strategic investments.  After ten years with Syncrude Canada, Mr. Gruden expanded his investment in property developments in Canada and added large stakes in real estate holdings in Antigua and Mexico.  Mr. Gruden aided in raising capital for various ventures and public companies for 15 years totaling in the tens of millions USD.  Along with developing properties, he owns and operates a successful beachfront restaurant in Antigua.  In 2006, he became a naturalized citizen of Antigua and Barbuda.

Alexander Hornostai. Alexander Hornostai served as our Secretary, Treasurer, and a director from our incorporation until his resignation from the positions of Secretary and Treasurer on March 25, 2009, and his resignation from the position of director on March 26, 2009.  From 2000 to date, Mr. Hornostai has served as the General Managing Director of the Kiev Philharmonic Orchestra.  In addition, from 2003 to 2005, he was the Musical Editor and Manager of a TV project for the 1st National Channel, a Ukrainian television broadcast that produced 45 episodes, and in 2003 and 2004, he was a Councilor for the President of the National Radio Company of the Ukraine. From 1998 to 2000, Mr. Hornostai served as Deputy General Manager and Artistic Director of the National Symphony Orchestra of Ukraine. From 1994 to 1998, Mr. Hornostai was the Manager and Executive Assistant to the General Manager and Artistic Director of the National Symphony Orchestra of Ukraine. Mr. Hornostai studied at the Kosenko Musical College and completed his studies in 1978.  From 1978 until 1983, Mr. Hornostai studied at the Kiev State Conservatory.

Dmitry Ruzhytskiy. Mr. Ruzhytskiy was appointed as a director on September 9, 2008, and served in such capacity until his resignation on March 26, 2009.  Since November, 2007, Mr. Dmitriy Ruzhytskiy has served as a sales manager for Polfrost internationale Spedition Sp. z. o. o.  From October, 2006, until his engagement with Polfrost, Mr. Ruzhytskiy was employed by Siopt Ltd. as a logistics and import manager. Mr. Ruzhytskiy studied at the Ukrainian academy of foreign trade and completed his studies in economics and business receiving a bachelor’s degree from the faculty of foreign economy and management. From 2007 until 2008, Mr. Ruzhytskiy studied at the Ukrainian State University of Finance and International Trade receiving a master’s degree in International Finance.

George Daschko. Mr. George Daschko was our President and a director since our incorporation in January, 2007, until his resignation on September 8, 2008.  Mr. Daschko graduated from Carleton University in 1970 with a BSc. in mathematics and physics. Since 1988, Mr. Daschko has been President and sole owner of Envirotech Pollution Controls Ltd.

Johannes Petersen. On September 29, 2009, Mr. Petersen was appointed as a director and our Chief Financial Officer.  Mr. Petersen holds a BSc in Economics from Universidad del Pacifico (Peru) and an MBA degree from the London Business School (UK).  He brings to the Company experience gained from multiple managerial and directorship positions within diverse private and public companies. Since completing his business school studies, Mr. Petersen gained business development and business planning experience with an emphasis in the resources industry.  He has worked in business planning and development for natural resource projects and has also covered several functions within the financial services industry, ranging from fixed income to currency trading.  Mr. Petersen currently sits on the board of directors of Reflection Oil & Gas Partners Ltd., a private UK company, Tiger Oil & Gas Corporation Ltd, a private UK company of which he was a founder, Hainan Mining Corporation Ltd., a private UK company of which he was a founder, and Century Petroleum Corp. (f/k/a SOM Resources Inc.), a U.S. public company, currently quoted on the Pink Sheets, of which he was a founder and is currently a director. Mr. Petersen formerly worked for Dragon Gold Resources Inc. (n/k/a Edgeline Holdings, Inc.), a U.S. company previously listed on the OTC Bulletin Board and formerly worked in Lima, Peru for the following: Peru Scan Trading SAC, Credibolsa SAB, Banco de Credito del Peru and CONASEV (Peruvian securities regulation agency equivalent to the SEC).

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Instead, our entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act.  In addition, no director on our Board of Directors currently meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. We are currently seeking candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one.   Due to our small size, limited resources and capital constraints, it has been difficult to recruit such outside directors and financial experts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our securities to file reports of change of ownership with the SEC.  Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2009, certain Section 16(a) reports required to be filed by Mr. Gruden were not filed on a timely basis.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past five (5) years.

Code of Ethics

Due to our recent change in business strategy and objectives and our small size and limited resources, we have not yet adopted a code of ethics that applies to our principal executive officer and principal accounting officer, but intend to do so this year.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

Our Board of Directors has not established a separate compensation committee.  Instead, the entire Board of Directors reviews and approves executive compensation policies and practices, reviews, salaries and bonuses for our officers, administers our benefit plans, and considers other matters as may, from time to time, be referred to it. We do not currently have a Compensation Committee Charter.  Our Board continues to emphasize the important link between our performance, which ultimately benefits all shareholders, and the compensation of our executives. Therefore, the primary goal of our executive compensation policy is to closely align the interests of the shareholders with the interests of the executive officers. In order to achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to our long-term success and reward them for their efforts in ensuring our success and (ii) encourage executives to manage from the perspective of owners with an equity stake in the Company.

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended July 31, 2009, and July 31, 2008, respectively:

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wayne Gruden CEO	2009	$0	$0	0	$0	$0	$0	$0	$0
	2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Johannes Petersen(4) CFO	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Former Executive Officers
Alexander Hornostai(2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
George Daschko(3)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)           The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008, and 2007 in accordance with SFAS 123(R).

(2)           Mr. Hornostai resigned from the position of Secretary and Treasurer on March 25, 2009, and from the position of director on March 26, 2009.

(3)           Mr. Daschko resigned September 8, 2008.

(4)           Mr. Petersen’s compensation information will not be disclosed in this Annual Report on Form 10-K as he was not appointed as CFO until September 29, 2009.

Outstanding Equity Awards at July 31, 2009 Year-End

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options Excercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wayne Gruden CEO	0	0	0	-	-	0	-	0	-

Johannes Petersen(1) CFO	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Former Executive Officers

Alexander Hornostai	0	0	0	-	-	0	-	0	-

George Daschko	0	0	0	-	-	0	-	0	-

(1)           Mr. Petersen’s equity award information will not be disclosed in this Annual Report on Form 10-K as he was not appointed as CFO until September 29, 2009.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2009.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our directors and officers.

Note, however, that a consulting agreement was entered into on September 29, 2009, with Mr. Petersen.  Further discussion regarding Mr. Petersen’s consulting agreement can be found at Note 13, Subsequent Events, to the Notes to Financial Statements included in this Report.

Compensation Committee Interlocks and Insider Participation

We currently have no compensation committee or other board committee performing equivalent functions.  However, as such disclosure is required pursuant to Item 407(e)(4)(ii) of Regulation S-K, the following officers and employees have participated in deliberations concerning executive officer compensation in the period covered by this Annual Report on Form 10-K: Messrs. Gruden and Petersen.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at November 10, 2009, for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon the 63,750,000 common shares issued and outstanding and ownership by these persons of options or warrants exercisable within 60 days of such date.

Name and Address	Common Shares Owned	Exercisable Options and Warrants (1)		Total		Percentage

Wayne Gruden c/o American Sierra Gold Corp. 200 S. Virginia, 8th Floor, Reno, Nevada 89501	33,000,000	0		33,000,000		51.76%

Alexander Hornostai 108-9B Koshytsya St., Kiev, Ukraine	0	0		0		-

George Daschko c/o American Sierra Gold Corp. 200 S. Virginia, 8th Floor, Reno, Nevada 89501	0	0		0		-

Dmitry Ruzhytskiy Simonenko street 4a apt.21, 07300, Vyshgorod, Kyivska region, Ukraine	0	0		0		-

Johannes Petersen c/o American Sierra Gold Corp. 200 S. Virginia, 8th Floor, Reno, Nevada 89501	0	1,000,000	(2)	1,000,000		1.57%

All directors and officers as a group (2 persons)	33,000,000	1,000,000		33,000,000	(3)	51.76%
____________

(1)	Represents stock options and stock warrants exercisable at November 10, 2009 or within sixty (60) days of November 10, 2009.
(2)
Mr. Petersen holds a 3-year warrant to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share, issued in a private transaction with Mr. Gruden in connection with engaging Mr. Petersen as an officer and director of the Company and the consulting services and correlating compensation provisions therefor.  Mr. Petersen has no voting or dispositive power with respect to such shares until or upon exercise of the warrant for any portion of the shares.

(3)
The total shares held by officers and directors as a group remains 33,000,000 as the 1,000,000 warrant shares held by Mr. Petersen are held pursuant to a private warrant issued by Mr. Gruden directly to Mr. Petersen, discussed in note 2 above.

Changes in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding our equity compensation plans.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plan:

Plan category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))

Equity Compensation Plans Approved By Security Holders	0	-	0

Equity Compensation Plans Not Approved By Security Holders	0	-	0

Total	0	-	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As of July 31, 2009, we owed $27,301 to Mr. George Daschko, who is a former director, officer and stockholder of ours.

As of July 31, 2009, a loan for working capital purposes from Mr. Wayne Gruden, an officer and stockholder of ours amounted to $106,000.  The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

On January 30, 2007, pursuant to the terms of a subscription agreement, we sold 600,000 (pre-forward stock split) shares of our common stock to Mr. George Daschko, our former President and director, for cash payment to us of $6,000.  We believe this issuance was deemed to be exempt under Regulation S of the Securities Act.  No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. George Daschko who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On January 30, 2007, pursuant to the terms of a subscription agreement, we sold 700,000 (pre-forward stock split) shares of our common stock to Mr. Alexander Hornostai, our former secretary, treasurer, and director, for a cash payment to us of $7,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Alexander Hornostai, who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Director Independence

We do not have a separate compensation, nominating or audit committee, nor do we currently have any members of our Board of Directors who may be deemed independent under Rule 4200 of the National Association of Securities Dealers’ (NASD) listing standards for determining director independence.  We plan to seek out independent directors in the future as we grow pursuant to our current business objectives.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2009, and the review of our quarterly reports for such years amounted to $8,500. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2008, and the review of our quarterly reports for such year, amounted to $8,000.

Audit Related Fees. For the years ended July 31, 2009, and July 31, 2008, we paid $0 and $0, respectively, to Davis Accounting Group for other audit related fees.

Tax Fees. For the years ended July 31, 2009, and July 31, 2008, we paid $0 and $0, respectively, to Davis Accounting Group for tax fees.

All Other Fees.  For the years ended July 31, 2009, and July 31, 2008, there were no fees billed for services other than services described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended July 31, 2009.

PART IV

ITEM 15.  EXHIBITS

(a)(1)(2) Financial Statements: See index to consolidated financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	By-laws(1)
3.3	Articles of Merger(2)
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209(2)

10.1	Property Option Agreement between the Company and Yale Resources Ltd.(3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on November 7, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on May 25, 2009.
(3)	Incorporated by reference from Form 8-K filed with the SEC on May 5, 2009.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

AMERICAN SIERRA GOLD CORP.

Date: November 13, 2009	By:	/s/ Wayne Gruden
Name: Wayne Gruden
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wayne Gruden		November 13, 2009
Wayne Gruden	Chief Executive Officer and Director

/s/ Johannes Petersen		November 13, 2009
Johannes Petersen	Chief Financial Officer and Director

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of American Sierra Gold Corp.:

We have audited the accompanying balance sheets of American Sierra Gold Corp. (a Nevada corporation in the development stage, and formerly C.E Entertainment, Inc.)  as of July 31, 2009, and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended July 31, 2009, and cumulative from inception (January 30, 2007) through July 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Sierra Gold Corp. as of July 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2009, and cumulative from inception (January 30, 2007) through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenues to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of July 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
October 26, 2009.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JULY 31, 2009, AND 2008

	2009	2008
ASSETS
Current Assets:
Cash	$27,520	$4,960
Prepaid rent	-	301
Total current assets	27,520	5,261
Property and Equipment:
Mineral properties	350,000	-
Website software	-	5,100
	350,000	5,100
Less - Accumulated amortization	-	(1,558)
	350,000	3,542
Work in progress - Website softwasre costs	10,573	-
Net property and equipment	360,573	3,542
Total Assets	$388,093	$8,803

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$3,711	$7,328
Accrued liabilities	13,742	3,500
Due to related party - Former officer and shareholder	27,301	15,125
Due to related party - Officer and shareholder	106,000	-
Loans payable	160,000	-
Total current liabilities	310,754	25,953
Total liabilities	310,754	25,953
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 82,400,000 shares issued and outstanding in 2009 and 2008, respectively	82,400	82,400
Discount on common stock	(31,400)	(31,400)
Common stock subsription - 183,334 shares	137,469	-
(Deficit) accumulated during the development stage	(111,130)	(68,150)
Total stockholders' equity (deficit)	77,339	(17,150)
Total Liabilities and Stockholders' Equity (Deficit)	$388,093	$8,803

The accompanying notes to financial statements
are an integral part of these balance sheets.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007) THROUGH JULY 31, 2009

			Cumulative
			From
	2009	2008	Inception

Revenues	$-	$-	$-
Expenses:
General and administrative -
Legal fees	18,128	13,338	41,466
Audit fees	11,250	7,750	22,750
Transfer agent fees	651	12,328	12,979
Consulting fees	-	7,500	7,500
Filing fees	1,238	2,961	4,199
Internet web hosting and research	-	3,900	3,900
Office rent	2,200	2,449	5,390
Amortization	1,275	1,558	2,833
Organization costs	-	-	1,000
Other	4	190	879
Total general and administrative expenses	34,746	51,974	102,896
(Loss) from Operations	(34,746)	(51,974)	(102,896)
Other Income (Expense):
(Loss) on write-off website software costs	(2,267)	-	(2,267)
Interest expense	(5,967)	-	(5,967)
Provision for Income Taxes	-	-	-
Net (Loss)	$(42,980)	$(51,974)	$(111,130)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	82,400,000	82,400,000

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JANUARY 30, 2007) THROUGH JULY 31, 2009

					(Deficit)
					Accumulated
			Discount	Common	During the
	Common stock		on	Stock	Development
Description	Shares	Amount	Common Stock	Subscribed	Stage	Totals
Balance - January 30, 2007	-	$-	$-	$-	-	$-
Common stock issued to Directors for cash	52,000,000	52,000	(39,000)	-	-	13,000
Common stock issued for cash	30,400,000	30,400	7,600	-	-	38,000
Net (loss) for the period	-	-	-	-	(16,176)	(16,176)
Balance - July 31, 2007	82,400,000	$82,400	$(31,400)	-	$(16,176)	$34,824
Net (loss) for the period	-	-	-	-	(51,974)	(51,974)
Balance - July 31, 2008	82,400,000	$82,400	$(31,400)	$-	$(68,150)	$(17,150)
Common stock subscribed -183,334 shares	-	-	-	137,469	-	137,469
Net (loss) for the period	-	-	-	-	(42,980)	(42,980)
Balance -July 31, 2009	82,400,000	$82,400	$(31,400)	$137,469	$(111,130)	$77,339

The accompanying notes to financial statements are
an integral part of this statement.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2009

			Cumulative
			From
	2009	2008	Inception
Operating Activities:
Net (loss)	$(42,980)	$(51,974)	$(111,130)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	1,275	1,558	2,833
Loss on write-off of website software costs	2,267	-	2,267
Changes in assets and liabiliites-
Prepaid rent	301	1,449	-
Accounts payable - Trade	(3,617)	7,328	3,711
Accrued liabilities	10,242	(10,250)	13,742
Net Cash (Used in) Operating Activities	(32,512)	(51,889)	(88,577)

Investing Activities:
Website software costs	(10,573)	(5,100)	(15,673)
Mineral properties	(350,000)	-	(350,000)
Net Cash (Used in) Investing Activities	(360,573)	(5,100)	(365,673)
Financing Activities:
Issuance of common stock for cash	-	-	51,000
Common stock subscription	137,469	-	137,469
Proceeds from related party - Former officer and shareholder	12,176	15,125	27,301
Proceeds from related party - Officer and shareholder	106,000	-	106,000
Proceeds from loans payable	200,000	-	200,000
Payment of principal on loans payable	(40,000)	-	(40,000)
Net Cash Provided by Financing Activities	415,645	15,125	481,770
Net Increase (Decrease) in Cash	22,560	(41,864)	27,520
Cash - Beginning of Period	4,960	46,824	-
Cash - End of Period	$27,520	$4,960	$27,520
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

 The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

(1)	Summary of Significant Accounting Policies

General Organization and Business

American Sierra Gold Corp (“American Sierra” or the “Company” and formerly C.E. Entertainment, Inc.) is a Nevada corporation in the development stage.  The Company was incorporated under the laws of the State of Nevada on January 30, 2007.  The original business plan of the Company was to engage in the marketing and sale of Ukrainian classical music.  Effective May 19, 2009, the Company changed its name from C.E. Entertainment, Inc. to American Sierra Gold Corp. by way of a merger with its wholly owned subsidiary American Sierra Gold Corp., which was formed solely for the purpose of a change in name.  In addition, the Company changed its focus to a business plan involving the acquisition, exploration, development, mining, and production of precious metals, with emphasis on gold and silver.  The accompanying financial statements of American Sierra were prepared from the accounts of the Company under the accrual basis of accounting.

In February 2007, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 30,400,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.00125 per share.  As of March 31, 2007, the Company closed the PPO and received proceeds of $38,000.  The Company also commenced an activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register 30,400,000 shares of its outstanding shares of common stock (post forward stock split) on behalf of selling stockholders.  The Registration Statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective on November 20, 2007.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of products or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

Internal Website Development Costs

Under Emerging Issues Taskforce Statement 00-2, “Accounting for Website Development Costs” (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred.  Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.  As of July 31, 2009, the Company capitalized $10,573 related to its internal-use website development related to a new website as work in process.  As of July 31, 2008, the Company had capitalized $5,100 and recorded $1,558 in accumulated amortization related to its internal-use website development for a previous website.  During 2009, the old website development costs and related accumulated amortization were written-off to expense resulting in a loss on disposal in the amount of $2,267.

Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who were directly associated with and who devoted time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software.  As of July 31, 2009, and 2008, the Company had not undertaken any projects related to the development of internal-use software.

Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), the Company capitalized, in connection with its initial business plan, costs associated with the development of certain training software products held for sale when technological feasibility was established.  Capitalized computer software costs of products held for sale were amortized over the useful life of the products from the software release date.  As of July 31, 2009, and 2008, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

Mineral Properties

The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production precious metals, with emphasis on gold and silver.  Mineral claim and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the years ended July 31, 2009, and 2008, the Company wrote off website software costs of $5,100 and $0, respectively, and related accumulated amortization, due to a change in its business plan.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended July 31, 2009, and 2008.

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

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of July 31, 2009, and 2008, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

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

Estimates

The financial statements of the Company are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2009, and 2008, and expenses for the years ended July 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations.  The original business plan of the Company was to sell and market classical Ukrainian music through an online internet store.  However, the new business plan of the Company is to enter into the precious metals sector with emphasis on gold and silver.  Effective May 19, 2009, the Company changed its name from C.E. Entertainment, Inc. to American Sierra Gold Corp. through a merger with its wholly owned subsidiary, American Sierra Gold Corp., which was formed solely for the purpose of a change in name.

During the period from January 30, 2007, through July 31, 2009, American Sierra was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 30,400,000 shares of common stock (post forward stock split) through a PPO to various stockholders.  On November 7, 2007, American Sierra filed a Registration Statement on Form SB-2 with the SEC to register 30,400,000 shares of its common stock (post forward stock split) for selling stockholders.  The Registration Statement was declared effective by the SEC on November 20, 2007.  American Sierra will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  In July 2009, the Company also commenced a capital formation activity, through a PPO (“PPO #2”), to raise up to $137,500 through the issuance of 183,334 of its common shares.  American Sierra also intends to conduct additional capital formation activities through the issuance of its common stock and debt, and commence operations.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

While management of American Sierra believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity or debt capital, or be successful in the development and sale of its planned product in order to generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of American Sierra as a going concern.  The Company has incurred an operating loss since inception, and its cash resources are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about American Sierra‘s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Change in Management

On September 9, 2008, Mr. George Daschko resigned as the Company’s President and Director.  On the same date, the Company elected Mr. Alexander Hornostai to the office of President and Mr. Dmitriy Ruzhytskiy as a member of the Board of Directors.

Mr. George Daschko also sold his interest in the Company of 24,000,000 shares of common stock (post forward stock split) to Mr. Ruzhytskiy which resulted in a change of beneficial ownership in securities.

On March 25, 2009, Mr. Alexander Hornostai resigned as President, Secretary, Chief Financial Officer, and Treasurer of the Company.  On the same date, Mr. Wayne Gruden was appointed as President, Secretary, Treasurer, and Director of the Company.

On March 26, 2009, Mr. Alexander Hornostai and Mr. Dmitriy Ruzhytskiy resigned as Directors of the Company.

On September 29, 2009, Mr. Johannes Peterson was appointed as a Director and Chief Financial Officer of the Company.

(4)	Loan from Former Director and Stockholder

As of July 31, 2009, a loan from an individual who is a former Director, officer, and stockholder of the Company amounted to $27,301 (July 31, 2008 - $15,125).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(5)	Loan from Related Party

As of July 31, 2009, a loan from an officer and stockholder of the Company amounted to $106,000 (July 31, 2008 - $0).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

(6)	Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third - party for working capital purposes.  The loan is unsecured, bears interest at 8 percent per annum, and is due and payable on February 11, 2010.

On April 3, 2009, the Company borrowed $125,000 from a third-party under a promissory note.  The loan is unsecured, bears interest at 10 percent per annum, and is due and payable on April 3, 2010.  On July 20, 2009, the Company made a principal payment of $40,000 on this loan.

(7)	Common Stock

On January 30, 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) valued at a price of $0.00025 per share to Directors and officers for cash proceeds of $13,000 (See Note 9).

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

Effective May 19, 2009, the Company declared a forty (40) for one (1) forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company was increased from 50,000,000 shares of common stock with a par value of $0.001 to 2,000,000,000 shares of common stock with a par value of $0.001, and, correspondingly, its issued and outstanding capital increased from 2,060,000 shares of common stock to 82,400,000 shares of common stock.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

In July 2009, the Company commenced a capital formation activity through a PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $137,500 through the issuance 183,334 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.75 per share to two (2) non-U.S. individuals.  Proceeds of $137,476 related to PPO#2 were received before July 31, 2009, as a subscription payment.  On September 1, 2009, the Company issued 183,334 shares of common stock related to the subscription arrangement.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

(8)	Income Taxes

The provision (benefit) for income taxes for the years ended July 31, 2009, and 2008, were as follows (assuming a 15 percent effective tax rate):

	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$6,447	$7,796
Change in valuation allowance	(6,447)	(7,796)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2009, and 2008, as follows:

	2009	2008
Loss carryforwards	$16,669	$10,222
Less - Valuation allowance	(16,669)	(10,222)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended July 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of July 31 2009, and 2008, the Company had approximately $111,130 and $68,150, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

(9)	Related Party Transactions

As described in Note 7, in January 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) to Directors and officers of the Company for cash proceeds of $13,000.  As described in Note 3, on September 9, 2008, Mr. George Daschko resigned from the positions of President and Director.  Mr. George Daschko also sold his interest in the Company of 24,000,000 shares of common stock (post forward stock split) to the newly appointed Director and officer of the Company.

As described in Note 4, as of July 31, 2009, the Company owed $27,301 (July 31, 2008 - $15,125) to an individual who is a former Director, officer, and stockholder of the Company.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

As described in Note 5, as of July 31, 2009, a loan for working capital purposes from an officer and stockholder of the Company amounted to $106,000.  The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

(10)	Commitments and Contingencies

During 2009 and 2008, the Company had an operating lease commitment for office space with an unrelated party.  The monthly lease rate was $214 plus miscellaneous fees.  For the years ended July 31, 2009, and 2008, the Company recorded rent expense of $2,200, and $2,449, respectively.  The Company terminated the operating lease commitment as part of the change in its business plan.

(11)	Mineral Property Option Agreement

On April 30, 2009, the Company entered into a property option agreement (the "Option Agreement") with Yale Resources Ltd., a Canadian public company (“Yale”).  Yale holds a 100 percent interest in ten (10) mining concessions covering approximately 28,830 hectares in southwest Chihuahua State, Mexico.  Yale also holds options to acquire an additional six (6) mining concessions covering approximately 276 hectares in the same area (the total of the mining concessions known as the “Property”).

Pursuant to the terms of the Option Agreement, American Sierra was granted two (2) exclusive and separate rights and options (the “First Option” and the “Second Option”) to acquire undivided legal and beneficial interests of up to 100 percent in the Property free and clear of all liens, charges, and claims of others.

In order to exercise the First Option, which gives the Company an undivided 90 percent interest in the Property, the Company is required to (a) make the following payments to Yale: an initial payment of $300,000 (already paid by the Company); $250,000 on or before April 30, 2011; $250,000 on or before April 30, 2012; $250,000 on or before April 30, 2013; (b) fund the following expenditures: $50,000 prior to April 30, 2010; an additional $500,000 prior to April 30, 2011; an additional $800,000 prior to April 30, 2012; an additional $1,000,000 prior to April 30, 2013; and (c) make the following additional payments: $50,000 upon successful completion of a National Instrument 43-101 compliant technical report; $50,000 upon the commencement of a drilling program on the Property on or prior to August 1, 2009, (payable in stock at the election of the option or set at the price of the first financing of the Company); $50,000 upon successful completion of the first year’s drilling work program (payable in stock at the election of the optionor set at the price of the first financing of the Company); $70,000 on or before April 30, 2011, (payable in stock at the election of the optionor set at the price of the first financing of the Company); $70,000 on or before April 30, 2012, (payable in stock at the election of the optionor set at the price of the first financing of the Company); and $70,000 on or before April 30, 2013, (payable in stock at the election of the optionor set at the price of the first financing of the Company).

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

Provided the Company exercises the First Option to acquire the 90 percent undivided interest in the Property, the Company may then exercise the Second Option by (a) issuing to Yale an additional 500,000 shares of common stock; (b) completing sufficient drilling in order to calculate a resource estimate on or before the seventh anniversary of the effective date of the Option Agreement; and (c) paying to Yale $0.75 for every equivalent ounce of silver identified from the resource estimate prepared for the Property.

(12)	Recent Accounting Pronouncements

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
financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

–	disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
–	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
–	disclosure of information about credit-risk-related contingent features; and
–	cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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
JULY 31, 2009, AND 2008

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  SFAS No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 166”).

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

SFAS No. 166 revises the derecognization provision of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

 This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167 "Amendments to FASB Interpretation No. 46(R)" (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(13)	Subsequent Events

   Issuance of Common Stock Subscribed

On September 1, 2009, the Company issued 183,334 shares of common stock related to PPO#2.  Gross proceeds of $137,476 were received prior to July 31, 2009, in connection with the transaction.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

   Consulting Agreement

On September 29, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Johannes Petersen, whereby Mr. Petersen will serve as a Director and Chief Financial Officer of the Company.  Pursuant to the terms of the Consulting Agreement, the Company will pay Mr. Petersen $5,000 per month, and grant to him 1,000,000 restricted shares of the Company’s common stock as compensation for providing services as a Director.

   Share Issuance Agreement

On October 12, 2009, the Company entered into a Share Issuance Agreement (the “Share Agreement”) with Tobermory Holding Ltd., a corporation organized under the laws of Nevis (“Tobermory”), whereby the Company has provided a subscription arrangement to Tobermory to advance funds and purchase up to $6,000,000 of units of the Company’s securities, with an option to purchase up to an additional $6,000,000 of units, until December 31, 2011.  The completion date of December 31, 2011, may be extended for an additional 12 months at the discretion of either the Company or Tobermory.

Under the Share Agreement, each unit consists of one share of common stock of the Company, and a warrant (the “Purchase Warrant”) to purchase an additional share of common stock of the Company.  The price of each unit is equal to 75 percent of the weighted average closing price of common stock of the Company, as quoted by NASDAQ, or other source agreed to by the parties, for the preceding ten days prior to each subscription advance to purchase units.  The purchase price under each Purchase Warrant to acquire one additional share of common stock shall be 175 percent of the unit price at which the unit containing the Purchase Warrant being exercised was issued.

The Company shall use the proceeds under the Share Agreement for operating expenses, acquisitions, working capital, and general corporate activities.

Issuance of Private Warrant Related to Consulting Agreement and Cancellation of Shares of Common Stock

On October 14, 2009, the Company’s Chief Executive Officer, Mr. Wayne Gruden, issued a private warrant to Mr. Johannes Petersen, providing him the right to acquire 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) currently held by Mr. Gruden, for a three-year period.  Such warrant is being provided to Mr. Petersen in connection with his Consulting Agreement described above.  Simultaneously with issuing Mr. Petersen the warrant, on October 15, 2009, Mr. Gruden also agreed to return for cancellation 19,000,000 shares of the Company’s common stock currently held under his name.

   Joint Venture Agreement

On October 19, 2009, the Company entered into a Joint Venture Agreement (the “Venture Agreement”) with Trinity Alps Resources, Inc. (“Trinity Alps”), whereby the Company will contribute up to a total of $2,000,000 over a period of two years in order to obtain a 75 percent ownership interest in the entities owning and operating certain mineral claims and property for the production of gold covering approximately 950 acres in Northern California.  The Company paid to Trinity Alps the aggregate sum of $125,000, in part, as a signing fee and, in part, for the exclusivity period to negotiate a definitive agreement pursuant to the parties’ non-binding letter of intent, which funds will go toward the ultimate $2,000,000 to be contributed by the Company to obtain its 75 percent interest.  Under the terms of the Venture Agreement, the Company will contribute an additional $150,000 at closing and $150,000 within three months of closing (collectively, the “First Semester Payment”), as well as $300,000 within six months of closing (the “Second Semester Payment”).  Both the First Semester Payment and Second Semester Payment shall be included in the aggregate sum of $2,000,000 to be contributed by the Company no later than two years from closing, to obtain its 75 percent interest.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

In furtherance of the Venture Agreement, the parties intend to form two entities to hold and operate the mineral claims, respectively.  The Company shall receive an immediate 7 percent ownership stake in each of such entities in exchange for its initial contributions, and thereafter, will incrementally increase its ownership interest by 1 percent for each additional $40,000 contributed.  Once such increases reach 40 percent, the Company shall be capped at a 40 percent ownership interest level in each entity until the full $2,000,000 is contributed and earmarked for expenditure with respect to the properties, at which point, the Company’s ownership interest shall automatically increase to 75 percent in each entity.

Further, and as an additional inducement for Trinity Alps to enter into the Transaction, the Company shall, at closing, issue to Trinity Alps 2,000,000 shares of the Company’s common stock and warrants to purchase an additional 2,000,000 shares of common stock Such shares and warrants will be held in trust, and issued in increments of 500,000 shares and warrants, respectively, at certain intervals following the closing.

Additionally, in accordance with the terms of the Venture Agreement, the Company will grant Trinity Alps the right to designate such number of individuals to the Company’s Board of Directors as to constitute one-third of the full membership of the Board during the term of the Venture Agreement.  After the completion of the term of the Venture Agreement, the number of individuals designated by Trinity Alps as members of the Board of Directors of the Company may be reduced from one-third to one-fifth of the full membership of the Board.