Form 10-Q
period 2009-10-31
AMERICAN SIERRA GOLD CORP.
filed 2009-12-18
CIK 1415432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

☐	TRANISITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 000-52927

AMERICAN SIERRA GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0528416
(State or Other Jurisdiction	(IRS Employer Identification
Of Incorporation or Organization)	Number)

200 S. Virginia, 8th Floor
Reno, Nevada	89501
(Address of Principal Executive Offices)	(Zip Code)

(775) 398 - 3044
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                                No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐                                No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 8, 2009, there were 65,833,334 shares of the registrant’s $0.001 par value common stock issued and outstanding.
.

AMERICA SIERRA GOLD CORP.

FORM 10-Q INDEX

TABLE OF CONTENTS

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

Financial Statements -

Balance Sheets as of October 31, 2009, and July 31, 2009	2

Statements of Operations for the Three Months Ended
October 31, 2009, and 2008, and Cumulative from Inception	3

Statements of Cash Flows for the Three Months Ended
October 31, 2009, and 2008, and Cumulative from Inception	4

Notes to Financial Statements October 31, 2009, and 2008	5

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF OCTOBER 31, 2009, AND JULY 31, 2009
(Unaudited)

	October 31,	July 31,
	2009	2009

ASSETS

Current Assets:
Cash	$258,564	$27,520
Prepaid expenses	9,444	-
Total current assets	268,008	27,520
Property and Equipment:
Mineral properties	473,598	350,000
Work in progress - Website software costs	10,573	10,573
Total property and equipment	484,171	360,573
Total Assets	$752,179	$388,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$104,283	$3,711
Accrued liabilities	18,310	13,742
Due to related party - Former officer and stockholder	27,301	27,301
Due to related party - Officer and stockholder	106,000	106,000
Loans payable	135,000	160,000
Total current liabilities	390,894	310,754
Total liabilities	390,894	310,754
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share;
2,000,000,000 shares authorized; 82,750,000 and
82,400,000 shares issued and outstanding as of
October 31, 2009, and July 31, 2009, respectively	82,750	82,400
Additional paid-in capital	143,250	-
Discount on common stock	-	(31,400)
Common stock subscription	412,500	137,469
(Deficit) accumulated during the exploration stage	(277,215)	(111,130)
Total stockholders' equity	361,285	77,339
Total Liabilities and Stockholders' Equity	$752,179	$388,093

The accompanying notes to financial statements
are an integral part of these balance sheets.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	October 31,		From
	2009	2008	Inception

Revenues	$-	$-	$-
Expenses:
Exploration costs	4,880	-	4,880
General and administrative -
Legal fees	77,606	1,000	119,072
Consulting fees	35,000	-	42,500
Investor relationship	31,244	-	31,244
Audit fees	3,951	1,500	26,701
Transfer agent	-	351	12,979
Other	8,212	-	8,212
Office rent	319	675	5,709
Filing fees	500	1,158	4,699
Internet web hosting and research	-	-	3,900
Amortization	-	425	2,833
Bank fees	149	-	1,028
Organization costs	-	-	1,000
Total general and administrative expenses	156,981	5,109	259,877
(Loss) from Operations	(161,861)	(5,109)	(264,757)
Other Income (Expense):
(Loss) on write-off website software costs	-	-	(2,267)
Interest (expense)	(4,224)	-	(10,191)
Provision for Income Taxes	-	-	-
Net (Loss)	$(166,085)	$(5,109)	$(277,215)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	82,550,543	82,400,000

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	October 31,		From
	2009	2008	Inception
Operating Activities:
Net (loss)	$(166,085)	$(5,109)	$(277,215)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	-	425	2,833
Loss on write-off of website software costs	-	-	2,267
Changes in assets and liabilities-			-
Prepaid expenses	(9,444)	275	(9,444)
Accounts payable - Trade	100,572	(1,977)	104,283
Accrued liabilities	4,568	1,658	18,310
Net Cash (Used in) Operating Activities	(70,389)	(4,728)	(158,966)
Investing Activities:
Website software costs	-	-	(15,673)
Mineral properties	(123,598)	-	(473,598)
Net Cash (Used in) Investing Activities	(123,598)	-	(489,271)
Financing Activities:
Issuance of common stock for cash	100,000	-	151,000
Common stock subscription	350,031	-	487,500
Proceeds from related party- Former officer and stockholder	-	-	27,301
Proceeds from related party - Officer and stockholder	-	12,125	106,000
Proceeds from loans payable	-	-	200,000
Payment of principal on loans payable	(25,000)	-	(65,000)
Net Cash Provided by Financing Activities	425,031	12,125	906,801
Net Increase (Decrease) in Cash	231,044	7,397	258,564
Cash - Beginning of Period	27,520	4,960	-
Cash - End of Period	$258,564	$12,357	$258,564
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)
(1)           Summary of Significant Accounting Policies

    General Organization and Business

American Sierra Gold Corp. (“American Sierra” or the “Company” and formerly C.E. Entertainment, Inc.) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on January 30, 2007.  The original business plan of the Company was to engage in the marketing and sale of Ukrainian classical music.  Effective May 19, 2009, the Company changed its name from C.E. Entertainment, Inc. to American Sierra Gold Corp. by way of a merger with its wholly owned subsidiary American Sierra Gold Corp., which was formed solely for the purpose of a change in name.  In addition, the Company changed its focus to a business plan involving the acquisition, exploration, development, mining, and production of precious metals, with emphasis on gold and silver.  The accompanying financial statements of American Sierra were prepared from the accounts of the Company under the accrual basis of accounting.

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

   Unaudited Interim Financial Statements

The accompanying interim financial statements of American Sierra Gold Corp. as of October 31, 2009, and July 31, 2009, and for the three months ended October 31, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2009, and July 31, 2009, and the results of its operations and its cash flows for the three months ended October 31, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of July 31, 2009, filed with the SEC for additional information, including significant accounting policies.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

    Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

    Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

    Internal Website Development Costs

Under Emerging Issues Taskforce Statement 00-2, “Accounting for Website Development Costs” (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred.  Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.  As of October 31, 2009, and July 31, 2009, the Company capitalized $10,573 related to its internal-use website development related to a new website as work in process.  During 2009, the old website development costs and related accumulated amortization were written-off to expense resulting in a loss on disposal in the amount of $2,267.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

     Mineral Properties

The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of precious metals, with emphasis on gold and silver.  Mineral claim and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

    Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three months ended October 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended October 31, 2009, and 2008.

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of October 31, 2009, and July 31, 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

   Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period.  For the three months ended October 31, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through December 14, 2009, which was the date the financial statements were available to be issued.

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2009, and July 31, 2009, and expenses for the three months ended October 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

(2)           Exploration Stage Activities and Going Concern

The Company is currently in the exploration stage, and has limited operations.  The original business plan of the Company was to sell and market classical Ukrainian music through an online internet store.  However, the new business plan of the Company is to enter into the precious metals sector with emphasis on gold and silver.  Effective May 19, 2009, the Company changed its name from C.E. Entertainment, Inc. to American Sierra Gold Corp. through a merger with its wholly owned subsidiary, American Sierra Gold Corp., which was formed solely for the purpose of a change in name.

During the period from January 30, 2007, through October 31, 2009, American Sierra was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 30,400,000 shares of common stock (post forward stock split) through a PPO to various stockholders.  On November 7, 2007, American Sierra filed a Registration Statement on Form SB-2 with the SEC to register 30,400,000 shares of its common stock (post forward stock split) for selling stockholders.  The Registration Statement was declared effective by the SEC on November 20, 2007.  American Sierra will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  In July 2009, the Company also commenced a capital formation activity, through a PPO (“PPO #2”), to raise up to $137,500 through the issuance of 183,334 of its common shares.  American Sierra also intends to conduct additional capital formation activities through the issuance of its common stock and debt, and commence operations.

While management of American Sierra believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity or debt capital, or be successful in the development and sale of its planned product in order to generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of American Sierra as a going concern.  The Company has incurred an operating loss since inception, and its current cash resources are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about American Sierra‘s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

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

On March 26, 2009, Mr. Alexander Hornostai and Mr.Dmitriy Ruzhytskiy resigned as Directors of the Company.

On September 29, 2009, Mr. Johannes Peterson was appointed as a Director and Chief Financial Officer of the Company.

(4)           Loan from Former Director and Stockholder

As of October 31, 2009, a loan from an individual who is a former Director, officer, and stockholder of the Company amounted to $27,301 (July 31, 2009 - $27,301).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(5)           Loan from Related Party

As of October 31, 2009, a loan from an officer and stockholder of the Company amounted to $106,000 (July 31, 2009 - $106,000).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

(6)           Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third party for working capital purposes.  The loan is unsecured, bears interest at 8 percent per annum, and is due on February 11, 2010.

On April 3, 2009, the Company borrowed $125,000 from a third party under a promissory note.  The loan is unsecured, bears interest at 10 percent per annum, and is due and payable on April 3, 2010.  On July 20, 2009, the Company made a principal payment of $40,000 on this loan.  On October 2, 2009, the Company made an additional principal payment of $25,000 on this loan.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

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

In July 2009, the Company commenced a capital formation activity through a PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $137,500 through the issuance of 183,334 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.75 per share to two (2) non-U.S. individuals.  Proceeds of $137,476 related to PPO#2 were received before July 31, 2009, as a subscription payment.  On September 1, 2009, the Company issued 100,000 shares of common stock related to the subscription arrangement.  On November 16, 2009, the Company issued 83,334 shares of common stock related to the subscription arrangement.

In September 2009, the Company commenced a capital formation activity through a PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance 250,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.40 per share.  On October 1, 2009, the Company issued 250,000 shares of common stock related to the subscription arrangement.

 (8)           Income Taxes

The provision (benefit) for income taxes for the three months ended October 31, 2009, and 2008, were as follows (assuming a 15 percent effective tax rate):

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

	Three Months
	Ended
	October 31,
	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$24,913	$767
Change in valuation allowance	(24,913)	(767)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of October 31, 2009, and July 31, 2009, as follows:

	October 31,	July 31,
	2009	2009
Loss carryforwards	$41,582	$16,669
Less - Valuation allowance	(41,582)	(16,669)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended October 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of October 31, 2009, and July 31, 2009, the Company had approximately $277,215, and $111,130, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

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

As described in Note 4, as of October 31, 2009, the Company owed $27,301 (July 31, 2009 - $27,301) to an individual who is a former Director, officer, and stockholder of the Company.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

As described in Note 5, as of October 31, 2009, a loan for working capital purposes from an officer and stockholder of the Company amounted to $106,000.  The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

On September 29, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Johannes Petersen, whereby Mr. Petersen will serve as a Director and Chief Financial Officer of the Company.  Pursuant to the terms of the Consulting Agreement, the Company will pay Mr. Petersen $5,000 per month, and grant to him 1,000,000 restricted shares of the Company’s common stock as compensation for providing services as a Director.  On October 14, 2009, the Company’s Chief Executive Officer, Mr. Wayne Gruden, issued a private warrant to Mr. Johannes Petersen, providing him the right to acquire 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) currently held by Mr. Gruden, for a three-year period.  Such warrant is being provided to Mr. Petersen in connection with his Consulting Agreement described above.  Simultaneously with issuing Mr. Petersen the warrant, on October 15, 2009, Mr. Gruden also agreed to return for cancellation 19,000,000 shares of the Company’s common stock currently held under his name. The cancellation of the 19,000,000 shares of common stock was effected subsequent to October 31, 2009.

On November 3, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement #2”) with Mr. Wayne Gruden, whereby Mr. Gruden serves as a Director and President of the Company.  Pursuant to the terms of the Consulting Agreement #2, the Company will pay Mr. Gruden $40,000 for Director Services from August 1, 2009 to November 30, 2009.  Starting on December 1, 2009, the Company will pay $5,000 per month to Mr. Gruden.

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

On October 1, 2009, the Company entered into an operating lease agreement for office space with an unrelated party.  The monthly lease rate is $319.  Rent expense for the three months ended October 31, 2009, was $319.

(11)           Contracts and Agreements

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

Pursuant to the terms of the Option Agreement, American Sierra was granted two (2) exclusive and separate rights and options (the “First Option” and the “Second Option”) to acquire undivided legal and beneficial interests of up to 100 percent in the Property free and clear of all liens, charges, and claims of others.

In order to exercise the First Option, which gives the Company an undivided 90 percent interest in the Property, the Company is required to (a) make the following payments to Yale: an initial payment of $300,000 (already paid by the Company); $250,000 on or before April 30, 2011; $250,000 on or before April 30, 2012; $250,000 on or before April 30, 2013; (b) fund the following expenditures: $50,000 prior to April 30, 2010; an additional $500,000 prior to April 30, 2011; an additional $800,000 prior to April 30, 2012; an additional $1,000,000 prior to April 30, 2013; and (c) make the following additional payments: $50,000 upon successful completion of a National Instrument 43-101 compliant technical report; $50,000 upon the commencement of a drilling program on the Property on or prior to August 1, 2009, (payable in stock at the election of the optionor set at the price of the first financing of the Company); $50,000 upon successful completion of the first year’s drilling work program (payable in stock at the election of the optionor set at the price of the first financing of the Company); $70,000 on or before April 30, 2011, (payable in stock at the election of the optionor set at the price of the first financing of the Company); $70,000 on or before April 30, 2012, (payable in stock at the election of the optionor set at the price of the first financing of the Company); and $70,000 on or before April 30, 2013, (payable in stock at the election of the optionor set at the price of the first financing of the Company).

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

The Company shall use the proceeds under the Share Agreement for operating expenses, acquisitions, working capital, and general corporate activities.

   Joint Venture Agreement

On October 19, 2009, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Trinity Alps Resources, Inc. (“Trinity Alps”), whereby the Company will contribute up to a total of $2,000,000 over a period of two years in order to obtain a 75 percent ownership interest in the entities owning and operating certain mineral claims and property for the production of gold covering approximately 950 acres in Northern California.  The Company paid to Trinity Alps the aggregate sum of $125,000, in part, as a signing fee and, in part, for the exclusivity period to negotiate a definitive agreement pursuant to the parties’ non-binding letter of intent, which funds will go toward the ultimate $2,000,000 to be contributed by the Company to obtain its 75 percent interest.  Under the terms of the JV Agreement, the Company will contribute an additional $150,000 at closing and $150,000 within three months of closing (collectively, the “First Semester Payment”), as well as $300,000 within six months of closing (the “Second Semester Payment”).  Both the First Semester Payment and Second Semester Payment shall be included in the aggregate sum of $2,000,000 to be contributed by the Company no later than two years from closing, to obtain its 75 percent interest.

In furtherance of the JV Agreement, the parties intend to form two entities to hold and operate the mineral claims, respectively.  The Company shall receive an immediate 7 percent ownership stake in each of such entities in exchange for its initial contributions, and thereafter, will incrementally increase its ownership interest by 1 percent for each additional $40,000 contributed.  Once such increases reach 40 percent, the Company shall be capped at a 40 percent ownership interest level in each entity until the full $2,000,000 is contributed and earmarked for expenditure with respect to the properties, at which point, the Company’s ownership interest shall automatically increase to 75 percent in each entity.

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

Additionally, in accordance with the terms of the JV Agreement, the Company will grant Trinity Alps the right to designate such number of individuals to the Company’s Board of Directors as to constitute one-third of the full membership of the Board during the term of the JV Agreement.  After the completion of the term of the JV Agreement, the number of individuals designated by Trinity Alps as members of the Board of Directors of the Company may be reduced from one-third to one-fifth of the full membership of the Board.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

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

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(UNAUDITED)

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

(13)           Subsequent Events

On December 8, 2009, the Company closed the JV Agreement with Trinity Alps (see Note 11 for additional information).  At closing, the Company (1) contributed $150,000 to an escrow account for the benefit of Trinity Alps, and (2) issued 2,000,000 shares of the Company’s common stock and warrants to purchase an additional 2,000,000 shares of the common stock to Trinity Alps.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms “we,” “us,” and “our” mean American Sierra Gold Corp., unless otherwise indicated.

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

The second project is the Discovery Day Gold Project.  On October 19, 2009, we entered into a final joint venture agreement with Trinity Alps Resources, Inc. to acquire a 75% stake in the high-grade Discovery Day Gold Project by investing $2 million in the property over a period of 2 years.  In addition, we agreed to issue 2 million shares and 2 million 5-year warrants of our stock to Trinity Alps Resources, Inc. over the same period.  The Discovery Day Gold Project covers over 950 acres and controls the entire Knownothing Mining District in northern California. This mining district includes four principal mines - the Gilta, Discovery Day, Hansen, and Knownothing along with several other smaller mines and prospects.

We are an exploration stage company with limited operations and no revenues from our business activities.

The following is a discussion and analysis of our plan of operation for the quarter ended October 31, 2009, and the factors that could affect our future financial condition and plan of operation.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the periods ended July 31, 2009, and July 31, 2008, regarding concerns about our ability to continue as a going concern.

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

Results Of Operations

Three-months ended October 31, 2009 compared to the three-months ended October 31, 2008

We had a net loss of $166,085 for the quarter ended October 31, 2009, which was $160,976 greater than the net loss of $5,109 for the quarter ended October 31, 2008.  The significant change in our results over the two periods is primarily the result of increases in legal fees, consulting expenses, investor relations, audit and interest expenses. These increases were partially offset by decreases in transfer agent fees, office rent, filing fees and amortization expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended October 31, of 2009, and 2008:

	Three-Months Ended
	October 31,		Increase
	2009	2008	(Decrease)

Revenues	$0	$0	$0

Expenses:

Exploration Costs	$4,880	$0	$4,880
General and Administrative -
Legal Fees	77,606	1,000	76,606
Consulting Fees	35,000	0	35,000
Investor Relations	31,244	0	31,244
Audit Fees	3,951	1,500	2,451
Transfer Agent Fees	0	351	(351)
Other	8,212	0	8,212
Office Rent	319	675	(356)
Filing Fees	500	1,158	(658)
Internet Web Hosting & Research	0	0	0
Amortization	0	425	(425)
Bank Fees	149	0	149
Organization Costs	0	0	0
Total G & A Expenses	$156,981	$5,109	$151,872

(Loss) from Operations	(161,861)	(5,109)	(156,752)

Interest Expense	(4,224)	0	(4,224)

Net (Loss)	$(166,085)	$(5,109)	$(160,976)

Liquidity And Capital Resources

Our balance sheet as of October 31, 2009, reflects assets of $752,179.  We had cash in the amount of $258,564 and a working capital deficit in the amount of $122,886 as of October 31, 2009. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital
	As of October 31, 2009	As of July 31, 2009

Current assets	$268,008	$27,520
Current liabilities	390,894	310,754
Working capital	$(122,886)	$(283,234)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

	Three-Months Ended
	October 31,
	2009	2008

Net Cash Provided by (Used in) Operating Activities	$(70,389)	(4,728)
Net Cash Provided by (Used in) Investing Activities	(123,598)	0
Net Cash Provided by Financing Activities	425,031	12,125
Net Increase in Cash	$231,044	$7,397

Operating Activities

Net cash flow used in operating activities during the three-months ended October 31, 2009 was $70,389 – an increase of $65,661 from the $4,728 net cash outflow during the three-months ended October 31, 2008.

Investing Activities

The primary driver of cash used in investing activities was capital spending in the acquisition and development of mineral properties, namely the Urique Property and the Discovery Day Property.

Cash used in investing activities during the three-months ended October 31, 2009 was $123,598, which was an increase of $123,598 from $0 of cash used in investing activities during the three-months ended October 31, 2008.  This increase in the cash used in investing activities was primarily due to the acquisition of the Discovery Day Property and the Urique Property.

Financing Activities

Financing activities during the three-months ended October 31, 2009, provided $425,031 to us, an increase of $412,906 from the $12,125 provided by financing activities during the three-months ended October 31, 2008.

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. (“Tobermory”) wherein Tobermory has agreed to advance up to $6,000,000 to our Company until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances for $800,000 from the date of the share issuance agreement to December 15, 2009, there can be no assurances that we will receive any further funds from Tobermory.

Recent Accounting Pronouncements

For recent accounting pronouncements, please refer to the notes to the financial statements section of this Quarterly Report.

Mineral Properties

A. Urique Property

On April 20, 2009, we entered into a property option agreement with Yale Resources Ltd. (“Yale”), in which we were granted two exclusive options to acquire undivided legal and beneficial interests of up to 100% of ten mining concessions in Sierra Madre, Mexico (the Urique Project).  To exercise the first option, we must do the following:

(a)	Make the following payments to Yale:
1.	An initial payment of $300,000 (we have already paid this);
2.	$250,000 on or before April 30, 2011; and
3.	$250,000 on or before April 30, 2012.

(b)	Fund the following expenditures:
1.	$50,000 prior to April 30, 2010;
2.	$500,000 prior to April 30, 2011;
3.	$800,000 prior to April 30, 2012; and
4.	$1,000,000 prior to April 30, 2013.

(c)	Make the following additional payments:
1.	$50,000 upon successful completion of a National Instrument 43-101 compliant technical report;
2.	$50,000 upon the commencement of a drilling program on the property on or prior to August 1, 2009;
3.	$50,000 upon successful completion of the first year’s drilling work program;
4.	$70,000 on or before April 30, 2011;
5.	$70,000 on or before April 30, 2012; and
6.	$70,000 on or before April 30, 2013.

Provided we exercise the first option, we can exercise the second option by doing the following:

(a)	Issuing to Yale an additional 500,000 shares of common stock;
(b)	Completing sufficient drilling in order to calculate a resource estimate on or before the seventh anniversary of the effective date of the property option agreement; and
(c)	Paying to Yale $0.75 for every equivalent ounce of silver identified from the resource estimate prepared for the property.

B. Discovery Day Property

On October 19, 2009, we entered into a Joint Venture Agreement with Trinity Alps Resources, Inc. (“Trinity Alps”), whereby the Company has the ability to contribute up to a total of $2,000,000 over a period of two years in order to obtain a 75% ownership interest in the entities owning and operating the mining claims and property known as the Discovery Day Gold Project, which covers over 950 acres and controls the entire Knownothing Mining District in Northern California. The transaction closed on December 8, 2009.

Purchase Or Sale Of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Revenues

We had no revenues for the quarter ended October 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 1A.          Risk Factors

Not Applicable.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

In September 2009, the Company commenced a capital formation activity through a private placement offering  exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, to raise up to $100,000 through the issuance 250,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.40 per share.  On October 1, 2009, the Company issued 250,000 shares of common stock related to the subscription arrangement.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission Of Matters To A Vote Of Security Holders

No matters have been submitted to a vote of security holders in the period covered by this Quarterly Report on Form 10-Q.

Item 5.             Other Information

None.

Item 6.             Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Articles of Merger(2)
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209(2)
10.1	Form of Subscription Agreement(3)
10.2	Consulting Agreement with Johannes Petersen(4)
10.3	Share Issuance Agreement(5)
10.4	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc.*
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference from Form SB-2 filed with the SEC on November 7, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on May 27, 2009.
(3)	Incorporated by reference from Form 8-K filed with the SEC on September 9, 2009.
(4)	Incorporated by reference from Form 8-K filed with the SEC on October 5, 2009.
(5)	Incorporated by reference from Form 8-K filed with the SEC on October 13, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SIERRA GOLD CORP.

Date: December 18, 2009	By:	/s/ Wayne Gruden
Name: Wayne Gruden
Title: Chief Executive Officer
(Principal Executive Officer)

Date: December 18, 2009	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)