Form 10-Q
period 2010-01-31
AMERICAN SIERRA GOLD CORP.
filed 2010-03-23
CIK 1415432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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
 Yes ☐                                 No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 15, 2010, there were 67,301,843 shares of the registrant’s $0.001 par value common stock issued and outstanding.

AMERICA SIERRA GOLD CORP.

FORM 10-Q INDEX

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

	January 31,	July 31,
	2010	2009

ASSETS
Current Assets:
Cash	$316,716	$27,520
Prepaid expenses	21,193	-
Total current assets	337,909	27,520
Property and Equipment:
Mineral properties	456,598	350,000
JV Investment	2,796,541	-
Work in progress - Website software costs	10,573	10,573
Total property and equipment	3,263,712	360,573
Total Assets	$3,601,621	$388,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$129,433	$3,711
Accrued liabilities	22,564	13,742
Due to related party - Former officer and stockholder	27,301	27,301
Due to related party - Officer and stockholder	106,000	106,000
Loans payable	120,000	160,000
Total current liabilities	405,298	310,754
Total liabilities	405,298	310,754

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 2,000,000,000 shares authorized; 67,301,000 and 82,400,000 shares issued and outstanding as of January 31, 2010, and July 31, 2009, respectively	67,301	82,400
Additional paid-in capital	3,548,513	-
Discount on common stock	-	(31,400)
Common stock subscription	50,000	137,469
(Deficit) accumulated during the exploration stage	(469,491)	(111,130)
Total stockholders' equity	3,196,323	77,339
Total Liabilities and Stockholders' Equity	$3,601,621	$388,093

The accompanying notes to financial statements
are an integral part of these balance sheets.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2) (RESTATED)
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JANUARY 31, 2010
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	January 31,		January 31,		From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-
Expenses:
Exploration costs	-	-	4,880	-	4,880
General and administrative -
Legal fees	82,397	2,775	160,003	3,775	201,469
Audit fees	3,750	2,000	7,556	3,500	30,306
Transfer agent fees	2,008	300	2,008	651	14,987
Consulting fees	40,000	-	75,000	-	82,500
Filing fees	267	-	767	1,158	4,966
Insurance	3,495	-	3,495	-	3,495
Internet web hosting and research	-	-	-	-	3,900
Investor relations	20,995	-	52,239	-	52,239
Office rent & misealleous	5,712	941	14,243	1,399	19,633
Amortization	-	425	-	850	2,833
Organization costs	-	-	-	-	1,000
Bank fees	561	-	710	-	1,589
Total general and administrative expenses	159,185	6,441	320,901	11,333	423,797
(Loss) from Operations	(159,185)	(6,441)	(320,901)	(11,333)	(423,797)

Other Income (Expense)
(Loss) on write-off mineral property	(25,000)	-	(25,000)	-	(25,000)
(Loss) on write-off website software costs	-	-	-	-	(2,267)
Investment income(loss)	(5,773)	-	(5,773)	-	(5,773)
Interest (expense)	(2,461)	-	(6,687)	-	(12,654)
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(192,419)	$(6,441)	$(358,361)	$(11,333)	$(469,491)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	65,934,834	82,400,000	74,242,689	82,400,000

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JANUARY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JANUARY 31, 2010
(Unaudited)

	Six Months Ended		Cumulative
	January 31,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(358,361)	$(11,333)	$(469,491)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	-	850	2,833
Loss on write-off of mineral property	25,000	-	27,267
Loss on write-off of website software costs
Changes in assets and liabilities-			-
Prepaid expenses	(21,193)	300	(21,193)
Accounts payable - Trade	125,722	(6,878)	129,433
Accrued liabilities	8,822	2,775	22,564
Net Cash (Used in) Operating Activities	(220,010)	(14,286)	(308,587)
Investing Activities:
Website software costs	-	-	(15,673)
Mineral properties	(406,598)	-	(756,598)
Net Cash (Used in) Investing Activities	(406,598)	-	(772,271)
Financing Activities:
Issuance of common stock for cash	1,037,500	-	1,088,500
Common stock subscription	(87,469)	-	50,000
Proceeds from related party- Former officer and stockholder	-	-	27,301
Proceeds from related party - Officer and stockholder	-	12,125	106,000
Proceeds from loans payable	-	-	200,000
Payment of principal on loans payable	(40,000)	-	(80,000)
Net Cash Provided by Financing Activities	910,031	12,125	1,391,801
Net Increase in Cash	283,423	(2,161)	310,943
Cash - Beginning of Period	27,520	4,960	-
Cash - End of Period	$310,943	$2,799	$310,943
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On December 8, 2009, the Company issued 2,000,000 shares of common stock and 2,000,000 warrants pursuant to the JV Agreement entered into for a 7% investment in Joint Venture activities. The 2,000,000 shares of common stock were valued at $2,278,314.

On December 8, 2009, the Company issued 300,000 shares for finder services associated with a Joint Venture Agreement. The 300,000 shares of common stock were valued at $249,000.

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
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

Unaudited Interim Financial Statements

The accompanying interim financial statements of American Sierra Gold Corp. as of January 31, 2010, and July 31, 2009, and for the three and six months ended January 31, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2010, and July 31, 2009, and the results of its operations and its cash flows for the three and six months ended January 31, 2010, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of July 31, 2009, filed with the SEC for additional information, including significant accounting policies.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
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

Internal Website Development Costs

Under FASB ASC 350-50,  (“Website Development Cost”), costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred.  Under FASB ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.  As of January 31, 2010, and July 31, 2009, the Company capitalized $10,573 related to its internal-use website development related to a new website as work in process.  During 2009, the old website development costs and related accumulated amortization were written-off to expense resulting in a loss on disposal in the amount of $2,267.

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three months ended January 31, 2010, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended January 31, 2010, and 2008.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 Income Taxes.  Under ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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
JANUARY 31, 2010, AND 2009
(Unaudited)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of January 31, 2010, and July 31, 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Deferred Acquisition Costs

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period.  For the three and six months ended January 31, 2010, the review and evaluation of subsequent events for proper accrual and disclosure was completed through March 16, 2010, which was the date the financial statements were available to be issued.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2010, and July 31, 2009, and expenses for the three and six months ended January 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

During the period from January 30, 2007, through January 31, 2010, American Sierra was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 30,400,000 shares of common stock (post forward stock split) through a PPO to various stockholders.  On November 7, 2007, American Sierra filed a Registration Statement on Form SB-2 with the SEC to register 30,400,000 shares of its common stock (post forward stock split) for selling stockholders.  The Registration Statement was declared effective by the SEC on November 20, 2007.  American Sierra will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  In July 2009, the Company also commenced a capital formation activity, through a PPO (“PPO #2”), to raise up to $137,500 through the issuance of 183,334 of its common shares.  American Sierra also intends to conduct additional capital formation activities through the issuance of its common stock and debt, and commence operations.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

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

On March 26, 2009, Mr. Alexander Hornostai and Mr.Dmitriy Ruzhytskiy resigned as Directors of the Company.

On September 29, 2009, Mr. Johannes Peterson was appointed as a Director and Chief Financial Officer of the Company.

(4)	Loan from Former Director and Stockholder

As of January 31, 2010, a loan from an individual who is a former Director, officer, and stockholder of the Company amounted to $27,301 (July 31, 2009 - $27,301).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

(5)	Loan from Related Party

As of January 31, 2010, a loan from an officer and stockholder of the Company amounted to $106,000 (July 31, 2009 - $106,000).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

(6)	Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third party for working capital purposes.  The loan is unsecured, bears interest at 8 percent per annum, and is due on February 11, 2010.

On April 3, 2009, the Company borrowed $125,000 from a third party under a promissory note.  The loan is unsecured, bears interest at 10 percent per annum, and is due and payable on April 3, 2010.  On July 20, 2009, the Company made a principal payment of $40,000 on this loan.  On October 2, 2009, the Company made a principal payment of $25,000 on this loan. On November 9, 2009, the Company made a principal payment of $15,000 on this loan.

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
JANUARY 31, 2010, AND 2009
(Unaudited)

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

In November 2009, the Company canceled 19,000,000 shares of common stock.

On November 20, 2009, the Company closed a private placement where it issued 348,837 units at $0.86 per share for total proceeds of $300,000.  Each unit consists of one common share and one share purchase warrant allowing the holder to purchase a share at a price of $1.51 over a 2 year period.

On December 11, 2009, the Company closed a private placement where it issued 819,672 units at $0.61 per share for total proceeds of $500,000.  Each unit consists of one common share and one share purchase warrant allowing the holder to purchase a share at a price of $1.07 over a 2 year period.

As required per the Company’s joint venture agreement with respect to Trinity Alps Property (“Trinity Alps Joint Venture”), the Company issued 2,000,000 restricted shares and 2,000,000 warrants with an exercise price of $1.25 over a 5 year period.  This satisfies all equity issuances as required by this agreement.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

On December 8, 2009, the Company issued 300,000 in connection with the Trinity Alps Joint Venture.

Warrants

As of January 31, 2010, the Company has warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiry Date

October 20, 2009	348,837	$1.51	October 20, 2011
December 11, 2009	819,672	$1.07	December 11, 2011
January 15, 2010	500,000	$1.25	January 15, 2015

(8)	Income Taxes

The provision (benefit) for income taxes for the six months ended January 31, 2010, and 2009, were as follows (assuming a 15 percent effective tax rate):

	Six Months
	Ended
	January 31,
	2010	2009
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$52,888	$767
Change in valuation allowance	(52,888)	(767)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of January 31, 2010, and July 31, 2009, as follows:

	January 31,	July 31,
	2010	2009
Loss carryforwards	$69,557	$16,669
Less - Valuation allowance	(69,557)	(16,669)
Total net deferred tax assets	$-	$-

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended January 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of January 31, 2010, and July 31, 2009, the Company had approximately $463,718, and $111,130, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

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

As described in Note 4, as of January 31, 2010, the Company owed $27,301 (July 31, 2009 - $27,301) to an individual who is a former Director, officer, and stockholder of the Company.

As described in Note 5, as of January 31, 2010, a loan for working capital purposes from an officer and stockholder of the Company amounted to $106,000.  The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

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
JANUARY 31, 2010, AND 2009
(Unaudited)

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

On October 1, 2009, the Company entered into an operating lease agreement for office space with an unrelated party.  The monthly lease rate is $319.  Rent expense for the six months ended January 31, 2010, was $638.

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
JANUARY 31, 2010, AND 2009
(Unaudited)

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
JANUARY 31, 2010, AND 2009
(Unaudited)

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

On December 8, 2009, the Company closed the JV Agreement with Trinity Alps.  At closing, the Company (1) contributed $150,000 to an escrow account for the benefit of Trinity Alps, and (2) issued 2,000,000 shares of the Company’s common stock and warrants to purchase an additional 2,000,000 shares of the common stock to Trinity Alps.

(12)	Recent Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 160, (FASB ASC 810-10) “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  SFAS No. 160 (FASB ASC 810-10) establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 (FASB ASC 810-10) clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 (FASB ASC 810-10) also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 (FASB ASC 810-10) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133”.  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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
JANUARY 31, 2010, AND 2009
(Unaudited)

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts”.  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have material impact on its financial statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events”.  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have material impact on its financial

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140”. SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162".  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.  As used in this quarterly report, the terms “we,” “us,” and “our” mean American Sierra Gold Corp., unless otherwise indicated.

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

The following is a discussion and analysis of our plan of operation for the quarter ended January 31, 2010, and the factors that could affect our future financial condition and plan of operation.

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

Results of Operations

Three-months ended January 31, 2010 compared to the three-months ended January 31, 2009

We had a net loss of $192,419 for the quarter ended January 31, 2010, which was $185,978 greater than the net loss of $6,441 for the quarter ended January 31, 2009.  The significant change in our results over the two periods is primarily the result of increases in legal fees, accounting fees, consulting expenses, investor relations, insurance, office rent, transfer agent fees, filing fees, interest expenses, joint-venture losses and a mineral property write-off. These increases were partially offset by decreases in amortization expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended January 31, 2010, and 2009:

	Three-Months Ended
	January 31,		Increase
	2010	2009	(Decrease)

Revenues	$0	$0	$0

Expenses:

Exploration Costs	$0	$0	$0
General and Administrative -
Legal Fees	82,397	2,775	79,622
Accounting Fees	3,750	2,000	1,750
Transfer Agent Fees	2,008	300	1,708
Consulting Fees	40,000	-	40,000
Filing Fees	267	-	267
Insurance	3,495	-	3,495
Investor Relations	20,995	-	20,995
Office Rent and Miscellaneous	5,712	941	4,771
Amortization	-	425	(425)
Bank Fees	561	-	561
Total G & A Expenses	$159,185	$6,441	$152,744

(Loss) from Operations	(159,185)	(6,441)	(152,744)

Write-Off Mineral Property Acquisition Costs	(25,000)	-	(25,000)
Loss in Joint-Venture	(5,773)	-	(5,773)
Interest (Expense)	(2,461)		(2,461)

Net (Loss)	$(192,419)	$(6,441)	$(185,978)

Liquidity And Capital Resources

Our balance sheet as of January 31, 2010, reflects assets of $3,601,621.  We had cash in the amount of $316,716 and a working capital deficit in the amount of $67,389 as of January 31, 2010. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

	At January 31, 2010	At July 31, 2009

Current assets	$337,909	$27,520
Current liabilities	405,298	310,754
Working capital	$(67,389)	$(283,234)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

	Six-Months Ended
	January 31,
	2010	2009

Net Cash Provided by (Used in) Operating Activities	$(220,010)	$(14,286)
Net Cash Provided by (Used in) Investing Activities	(406,598)	-
Net Cash Provided by Financing Activities	910,031	12,125
Net Increase in Cash	$283,423	$(2,161)

Operating Activities

Net cash flow used in operating activities during the six-months ended January 31, 2010 was $220,010 – an increase of $205,724 from the $14,286 net cash outflow during the six-months ended January 31, 2009.

Investing Activities

The primary driver of cash used in investing activities was capital spending in the acquisition and development of mineral properties, namely the Urique Property and the Discovery Day Property.

Cash used in investing activities during the six-months ended January 31, 2010 was $406,598, which was an increase of $406,598 from the $0 of cash used in investing activities during the six-months ended January 31, 2009.  This increase in the cash used in investing activities was primarily due to the acquisition of the Discovery Day Property and the Urique Property.

Financing Activities

Financing activities during the six-months ended January 31, 2010, provided $910,031 to us, an increase of $897,906 from the $12,125 provided by financing activities during the six-months ended January 31, 2009.

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. (“Tobermory”) wherein Tobermory has agreed to advance up to $6,000,000 to our Company until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances for $800,000 from the date of the share issuance agreement to March 15, 2010, there can be no assurances that we will receive any further funds from Tobermory.

Recent Accounting Pronouncements

For recent accounting pronouncements, please refer to the notes to the financial statements section of this Quarterly Report.

Mineral Properties

A. Urique Property

On April 20, 2009, we entered into a property option agreement with Yale Resources Ltd. (“Yale”), in which we were granted two exclusive options to acquire undivided legal and beneficial interests of up to 100% of eleven mining concessions in Sierra Madre, Mexico (the Urique Project).  To exercise the first option, we must do the following:

(a)	Make the following payments to Yale:
	1.	An initial payment of $300,000 (previously paid);
	2.	$250,000 on or before April 30, 2011; and
	3.	$250,000 on or before April 30, 2012.

(b)	Fund the following expenditures:
	1.	$50,000 prior to April 30, 2010 (previously paid);
	2.	$500,000 prior to April 30, 2011;
	3.	$800,000 prior to April 30, 2012; and
	4.	$1,000,000 prior to April 30, 2013.

(c)	Make the following additional payments:
	1.	$50,000 upon successful completion of a National Instrument 43-101 compliant technical report (previously paid);
	2.	$50,000 upon successful completion of the first year’s work program;
	3.	$70,000 on or before April 30, 2011;
	4.	$70,000 on or before April 30, 2012; and
	5.	$70,000 on or before April 30, 2013.

Provided we exercise the first option, we can exercise the second option by doing the following:

(a)	Issuing to Yale an additional 500,000 shares of common stock;
(b)	Completing sufficient drilling in order to calculate a resource estimate on or before the seventh anniversary of the effective date of the property option agreement; and
(c)	Paying to Yale $0.75 for every equivalent ounce of silver identified from the resource estimate prepared for the property.

The Urique property consists of 71,334 acres on the Sierra Madre gold belt, which has a significant history of gold and silver discovery and production. Exploration operations on the property are ongoing as of the date of this report and consist mainly of sampling, surveying and mapping. Operations are being carried out by Yale.

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

The Discovery Day Property covers over 950 acres and controls the entire Knownothing Mining District. The property is located approximately eight miles south of Forks of Salmon, Siskiyou County, Northern California. This mining district includes four principal mines - the Gilta, Discovery Day, Hansen, and Knownothing along with several other smaller mines and prospects. Exploration operations on the property are ongoing and consist of sampling, surveying and mapping. Operations are being carried out by Gold Run Enterprises, LLC.

Purchase Or Sale Of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Revenues

We had no revenues for the quarter ended January 31, 2010.

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

Item 1A.          Risk Factors

 Not Applicable.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2009, the Company’s joint venture agreement with Trinity Alps Resources, Inc. formally closed (the “Closing”).  In connection with the Closing, on December 30, 2009, the Company issued 300,000 shares of Company common stock (the “Shares”) to George Drazenovic for his services to the Company in facilitating the joint venture.   The Shares were issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Regulation S promulgated thereunder.

Item 3.             Defaults Upon Senior Securities

 None.

Item 4.             Submission Of Matters To A Vote Of Security Holders

 No matters have been submitted to a vote of security holders in the period covered by this Quarterly Report on Form 10-Q.

Item 5.             Other Information

 None.

Item 6.             Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Merger (2)
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209 (2)
10.1	Form of Subscription Agreement (3)
10.2	Consulting Agreement with Johannes Petersen (4)
10.3	Share Issuance Agreement (5)
10.4	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. (6)
10.5	Amendment No. 1 to Joint Venture Agreement*
10.6	Form of Warrant*
10.7	Operating Agreement – Gold Run Enterprises, LLC*
10.8	Operating Agreement – Bowerman Holdings, LLC*
10.9	Form of Subscription Agreement with Tobermory Holding Ltd. (7)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference from Form SB-2 filed with the SEC on November 7, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on May 27, 2009.
(3)	Incorporated by reference from Form 8-K filed with the SEC on September 9, 2009.
(4)	Incorporated by reference from Form 8-K filed with the SEC on October 5, 2009.
(5)	Incorporated by reference from Form 8-K filed with the SEC on October 13, 2009.
(6)	Incorporated by reference from Form 10-Q filed with the SEC on December 18, 2009.
(7)	Incorporated by reference from Form 8-K filed with the SEC on January 4, 2010.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SIERRA GOLD CORP.

Date: March 22, 2010	By:	/s/ Wayne Gruden
Name: Wayne Gruden
Title: Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2010	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)