Form 10-Q
period 2010-04-30
AMERICAN SIERRA GOLD CORP.
filed 2010-06-17
CIK 1415432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐	TRANISITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 000-52927

AMERICAN SIERRA GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0528416
(State or Other Jurisdiction	(IRS Employer Identification
Of Incorporation or Organization)	Number)

200 S. Virginia, 8th Floor, Reno, Nevada	89501
(Address of Principal Executive Offices)	(Zip Code)

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
 Yes ☐                                 No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 9, 2010, there were 68,201,843 shares of the registrant’s $0.001 par value common stock issued and outstanding.

AMERICA SIERRA GOLD CORP.

FORM 10-Q INDEX

TABLE OF CONTENTS

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

Financial Statements-

Balance Sheets as of April 30, 2010, and July 31, 2009	2

Statements of Operations for the Three and Nine Months Ended
April 30, 2010, and 2009, and Cumulative from Inception	3

Statements of Cash Flows for the Nine Months Ended
April 30, 2010, and 2009, and Cumulative from Inception	4

Notes to Financial Statements April 30, 2010, and 2009	5

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF APRIL 30, 2010, AND JULY 31, 2009
(Unaudited)

	April 30,	July 31,
	2010	2009

ASSETS

Current Assets:
Cash	$24,663	$27,520
Prepaid expenses	19,336	-
Total current assets	43,999	27,520
Property and Equipment:
Mineral properties	523,598	350,000
Equity Investment in Joint Venture	3,538,431	-
Work in progress - Website software costs	10,573	10,573
Total property and equipment	4,072,602	360,573
Total Assets	$4,116,601	$388,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$67,537	$3,711
Accrued liabilities	27,194	13,742
Due to related party - Former officer and stockholder	27,301	27,301
Due to related party - Officer and stockholder	106,000	106,000
Loans payable	120,000	160,000
Total current liabilities	348,032	310,754
Total liabilities	348,032	310,754

Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share;
2,000,000,000 shares authorized; 67,401,843 and
82,400,000 shares issued and outstanding as of
April 30, 2010, and July 31, 2009, respectively	67,402	82,400
Additional paid-in capital	4,205,798	-
Discount on common stock	-	(31,400)
Common stock subscription	50,000	137,469
(Deficit) accumulated during the exploration stage	(554,631)	(111,130)
Total stockholders' equity	3,768,569	77,339
Total Liabilities and Stockholders' Equity	$4,116,601	$388,093

The accompanying notes to financial statements
are an integral part of these balance sheets.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH APRIL 30, 2010
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	April 30,		April 30,		From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-
Expenses:
Exploration costs		-	4,880	-	4,880
General and administrative -
Legal fees	2,723	7,516	162,728	11,291	204,194
Audit fees	9,850	1,500	17,406	5,000	40,156
Transfer agent fees	300	300	2,308	951	15,287
Consulting fees	25,000	750	100,000	750	107,500
Filing fees	3,777	80	4,544	1,237	8,743
Insurance	5,083	-	8,578	-	8,578
Internet web hosting and research	-	-	-	-	3,900
Investor relations	19,450	-	71,689	-	71,689
Office rent & misealleous	536	667	14,780	2,067	20,170
Amortization	-	425	-	1,275	2,833
Organization costs	-	-	-	-	1,000
Bank fees	400	20	1,110	20	1,989
Total general and administrative expenses	67,119	11,258	388,023	22,591	490,919
(Loss) from Operations	(67,119)	(11,258)	(388,023)	(22,591)	(490,919)
Other Income (Expense):
(Loss) on write-off mineral property	-	-	(25,000)	-	(25,000)
(Loss) on write-off website software costs	-	-	-	-	(2,267)
Investment income(loss)	(15,495)	-	(21,269)	-	(21,269)
Interest (expense)	(2,525)	-	(9,209)	-	(15,176)
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(85,139)	$(11,258)	$(443,501)	$(22,591)	$(554,631)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	67,346,787	82,400,000	71,994,574	82,400,000

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED APRIL 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH APRIL 30, 2010
(Unaudited)

	Nine Months Ended		Cumulative
	April 30,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(443,501)	$(22,591)	$(554,631)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization		1,275	2,833
Loss on write-off of website software costs	-	-	2,267
Loss on JV Investment	21,269		21,269
Changes in assets and liabilities-			-
Prepaid expenses	(19,336)	167	(19,336)
Accounts payable - Trade	63,826	(7,328)	67,537
Accrued liabilities	13,452	6,341	27,194
Net Cash (Used in) Operating Activities	(364,290)	(22,136)	(452,867)
Investing Activities:
Website software costs	-	-	(15,673)
Mineral properties	(548,598)	(300,000)	(898,598)
Net Cash (Used in) Investing Activities	(548,598)	(300,000)	(914,271)
Financing Activities:
Issuance of common stock for cash	1,037,500	-	1,088,500
Common stock subscription	(87,469)	-	50,000
Proceeds from related party- Former officer and stockholder	-	14,125	27,301
Proceeds from related party - Officer and stockholder	-	204,017	106,000
Proceeds from loans payable	-	150,000	200,000
Payment of principal on loans payable	(40,000)	-	(80,000)
Net Cash Provided by Financing Activities	910,031	368,142	1,391,801
Net Increase (decrease) in Cash	(2,857)	46,006	24,663
Cash - Beginning of Period	27,520	4,960	-
Cash - End of Period	$24,663	$50,966	$24,663
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On December 8, 2009, the Company issued 2,000,000 shares of common stock and 2,000,000 warrants pursuant to the JV Agreement entered into for a 7% investment in Joint Venture activities. The 2,000,000 shares were valued at $1,660,000. 2,000,000 warrants

On December 8, 2009, the Company issued 300,000 shares for finder services associated with the Joint Venture Agreement. The 300,000 shares of common stock were valued at $249,000.

On March 22, 2010, the Company issued 100,000 shares of common stock pursuant to the Option Agreement. The 100,000 shares of the common stock were valued at $50,000.

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
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

    Unaudited Interim Financial Statements

The accompanying interim financial statements of American Sierra Gold Corp. as of April 30, 2010, and July 31, 2009, and for the three and nine months ended April 30, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2010, and July 31, 2009, and the results of its operations and its cash flows for the three and nine months ended April 30, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of July 31, 2009, filed with the SEC on Form 10-K for additional information, including significant accounting policies.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
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

    Internal Website Development Costs

Under FASB ASC 350-50, Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred.  Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.  As of April 30, 2010, and July 31, 2009, the Company capitalized $10,573 related to its internal-use website development related to a new website as work in process.  During 2009, the old website development costs and related accumulated amortization were written-off to expense resulting in a loss on disposal in the amount of $2,267.

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

    Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the nine months ended April 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and nine months ended April 30, 2010, and 2009.

    Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes.  Under ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of April 30, 2010, and July 31, 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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
APRIL 30, 2010, AND 2009
(Unaudited)

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

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2010, and July 31, 2009, and expenses for the three and nine months ended April 30, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

During the period from January 30, 2007, through April 30, 2010, American Sierra was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 30,400,000 shares of common stock (post forward stock split) through a PPO to various stockholders.  On November 7, 2007, American Sierra filed a Registration Statement on Form SB-2 with the SEC to register 30,400,000 shares of its common stock (post forward stock split) on behalf of selling stockholders.  The Registration Statement was declared effective by the SEC on November 20, 2007.  American Sierra did not receive any of the proceeds of this registration activity.  In July 2009, the Company also commenced a capital formation activity, through a PPO (“PPO #2”), to raise up to $137,500 through the issuance of 183,334 of its common shares (post forward stock split). American Sierra also intends to conduct additional capital formation activities through the issuance of its common stock and debt, and commence operations.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
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

On March 26, 2009, Mr. Alexander Hornostai and Mr.Dmitriy Ruzhytskiy resigned as Directors of the Company.

On September 29, 2009, Mr. Johannes Petersen was appointed as a Director and Chief Financial Officer of the Company.

(4)           Loan from Former Director and Stockholder

As of April 30, 2010, a loan from an individual who is a former Director, officer, and stockholder of the Company amounted to $27,301 (July 31, 2009 - $27,301).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

(5)           Loan from Related Party

As of April 30, 2010, a loan from an officer and stockholder of the Company amounted to $106,000 (July 31, 2009 - $106,000).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

(6)           Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third party for working capital purposes.  The loan is unsecured, bears interest at 8 percent per annum, and was due on February 11, 2010.

On April 3, 2009, the Company borrowed $125,000 from a third party under a promissory note.  The loan is unsecured, bears interest at 10 percent per annum, and was due and payable on April 3, 2010.  On July 20, 2009, the Company made a principal payment of $40,000 on this loan.  On October 2, 2009, the Company made a principal payment of $25,000 on this loan. On November 9, 2009, the Company made a principal payment of $15,000 on this loan.

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

In addition, on November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 30,400,000 shares of its common stock (post forward stock split) on behalf of  selling stockholders.  The Registration Statement was declared effective by the SEC on November 20, 2007.  The Company did not receive any of the proceeds of this registration activity.

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

In July 2009, the Company commenced a capital formation activity through a PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $137,500 through the issuance 183,334 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.75 per share to two (2) non-U.S. individuals.  Proceeds of $137,469 related to PPO#2 were received before July 31, 2009, as a subscription payment.  On September 1, 2009, the Company issued 100,000 shares of common stock related to the subscription arrangement.  On November 16, 2009, the Company issued 83,334 shares of common stock related to the subscription arrangement.

In September 2009, the Company commenced a capital formation activity through a PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance 250,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.40 per share.  On October 1, 2009, the Company issued 250,000 shares of common stock (post forward stock split) related to the subscription arrangement.

In November 2009, the Company canceled 19,000,000 shares of common stock (post forward stock split).

On November 20, 2009, the Company closed a private placement where it issued 348,837 units at $0.86 per share for total proceeds of $300,000.  Each unit consists of one common share (post forward stock split) and one share purchase warrant allowing the holder to purchase a share at a price of $1.51 over a 2 year period.

On December 11, 2009, the Company closed a private placement where it issued 819,672 units at $0.61 per share for total proceeds of $500,000.  Each unit consists of one share of common stock (post forward stock split) and one share purchase warrant allowing the holder to purchase a share at a price of $1.07 over a 2 year period.

As required per the company’s joint venture agreement with respect to Trinity Alps Property (“Trinity Alps Joint Venture”), the Company issued 2,000,000 restricted shares and 2,000,000 warrants with an exercise price of $1.25 over a 5 year period.  This satisfies all equity issuances as required by this agreement. The 2,000,000 shares of common stock were valued at $1,660,000.

On December 8, 2009, the Company issued 300,000 shares of common stock (post forward stock split) in connection with the Trinity Alps Joint Venture. This transaction was valued at $249,000.

Warrants

As of April 30, 2010, the Company has warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiry Date

October 20, 2009	348,837	$1.51	October 20, 2011
December 11, 2009	819,672	$1.07	December 11, 2011
January 15, 2010	500,000	$1.25	January 15, 2015

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

(8)           Income Taxes

The provision (benefit) for income taxes for the nine months ended April 30, 2010, and 2009, were as follows (assuming a 15 percent effective tax rate):

	Nine Months
	Ended
	April 30,
	2010	2009
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$66,525	$3,389
Change in valuation allowance	(66,525)	(3,389)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of April 30, 2010, and July 31, 2009, as follows:

	April 30,	July 31,
	2010	2009
Loss carryforwards	$83,194	$16,669
Less - Valuation allowance	(83,194)	(16,669)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended April 30, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of April 30, 2010, and July 31, 2009, the Company had approximately $554,631, and $111,130, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

As described in Note 4, as of April 30, 2010, the Company owed $27,301 (July 31, 2009 - $27,301) to an individual who is a former Director, officer, and stockholder of the Company.

As described in Note 5, as of April 30, 2010, a loan for working capital purposes from an officer and stockholder of the Company amounted to $106,000.  The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

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

On October 1, 2009, the Company entered into an operating lease agreement for office space with an unrelated party.  The quarterly lease rate is $319.  Rent expense for the nine months ended April 30, 2010, was $957.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

(11)           Contracts and Agreements (Martin and Johannes, please read carefully of these section and disclose as of 04/30/2010, the payments fulfilled status)

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

Provided the Company exercises the First Option to acquire the 90 percent undivided interest in the Property, the Company may then exercise the Second Option by (a) issuing to Yale an additional 500,000 shares of common stock (post forward stock split); (b) completing sufficient drilling in order to calculate a resource estimate on or before the seventh anniversary of the effective date of the Option Agreement; and (c) paying to Yale $0.75 for every equivalent ounce of silver identified from the resource estimate prepared for the Property.

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
APRIL 30, 2010, AND 2009
(Unaudited)

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
APRIL 30, 2010, AND 2009
(Unaudited)

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

This transaction has been accounted for using the equity method of accounting as the Company is been deemed to have significant influence over the operations of the Joint Venture.  All equity contributions will be offset by losses suffered by the Joint Venture.

(12)           Recent Accounting Pronouncements

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
APRIL 30, 2010, AND 2009
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

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date  is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company did not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the company.

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
APRIL 30, 2010, AND 2009
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

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

(13)           Subsequent Events

On May 26, 2010, the Company closed a private placement where it issued 800,000 units at $0.25 per unit for total proceeds of $200,000.  Each unit consists of one common share and one share purchase warrant allowing the holder to purchase one share of common stock at a price of $0.44 per share over a 2 year period.

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

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on January 30, 2007.  At the time of our incorporation, we were incorporated under the name “C.E. Entertainment, Inc.,” and our original business plan was to engage in the sales and marketing of Ukrainian classical music.  On May 19, 2009, we changed our name to American Sierra Gold Corp. by way of a merger with our wholly owned subsidiary, American Sierra Gold Corp., that was formed solely for the purpose of changing our name.  In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Further, effective May 19, 2009, we effected a 40 for 1 forward stock split of our issued and outstanding common stock.  As a result, our authorized capital increased from 50,000,000 shares of common stock, $0.001 par value per share, to 2,000,000,000 shares of common stock, $0.001 par value per share.  Unless specifically stated otherwise, all share amounts referenced herein will refer to post-forward stock split share amounts.

Our primary business focus is to acquire, explore and develop gold properties in North America.  Currently, we are developing two projects.  The first is the Urique Project in Sierra Madre, Mexico, located on a 71,334-acre property on the Sierra Madre gold belt, which has a significant history of gold and silver discovery and production. We currently have an exclusive option to acquire an initial 90% interest in 11 concessions in the Urique Project.

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

The following is a discussion and analysis of our plan of operation for the quarter ended April 30, 2010, and the factors that could affect our future financial condition and plan of operation.

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

Results of Operations

Three-months ended April 30, 2010 compared to the three-months ended April 30, 2009

We had a net loss of $85,139 for the quarter ended April 30, 2010, which was $73,881 greater than the net loss of $11,258 for the quarter ended April 30, 2009.  The significant change in our results over the two periods is primarily the result of increases in audit fees, consulting expenses, investor relations, insurance, filing fees, interest expenses, interest expenses and an investment income loss. These increases were partially offset by decreases in amortization expenses, legal fees and office rent.

The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended April 30, 2010, and 2009:

	Three-Months Ended
	April 30,		Increase
	2010	2009	(Decrease)

Revenues	$0	$0	$0

Expenses:

Exploration Costs	$0	$0	$0
General and Administrative -
Legal Fees	2,723	7,516	(4,793)
Audit Fees	9,850	1,500	8,350
Transfer Agent Fees	300	300	0
Consulting Fees	25,000	750	24,250
Filing Fees	3,777	80	3,697
Insurance	5,083	0	5,083
Investor Relations	19,450	0	19,450
Office Rent and Miscellaneous	536	667	(131)
Amortization	0	425	(425)
Bank Fees	400	20	380
Total G & A Expenses	$67,119	$11,258	$55,861

(Loss) from Operations	(67,119)	(11,258)	55,861

Investment Income (loss)	(15,495)	0	(15,495)
Interest (Expense)	(2,525)	0	2,525

Net (Loss)	$(85,139)	$(11,258)	$73,881

Liquidity And Capital Resources

Our balance sheet as of April 30, 2010, reflects total assets of $4,116,601.  We had cash in the amount of $24,663 and a working capital deficit in the amount of $304,033 as of April 30, 2010. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

	At April 30, 2010	At July 31, 2009

Current assets	$43,999	$27,520
Current liabilities	348,032	310,754
Working capital	$(304,033)	$(283,234)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

	Nine-Months Ended
	April 30,
	2010	2009

Net Cash (Used in) Operating Activities	$(364,290)	$(22,136)
Net Cash Provided by (Used in) Investing Activities	(548,598)	(300,000)
Net Cash Provided by Financing Activities	910,031	368,142
Net Increase (Decrease) in Cash	$(2,857)	$(46,006)

Operating Activities

Net cash flow used in operating activities during the nine-months ended April 30, 2010 was $364,290 – an increase of $342,154 from the $22,136 net cash outflow during the nine-months ended April 30, 2009.

Investing Activities

The primary driver of cash used in investing activities was capital spending in the acquisition and development of mineral properties, namely the Urique Property and the Discovery Day Property.

Cash used in investing activities during the nine-months ended April 30, 2010 was $548,598, which was an increase of $248,598 from the $300,000 of cash used in investing activities during the nine-months ended April 30, 2009.  This increase in the cash used in investing activities was primarily due to the acquisition of the Discovery Day Property and the Urique Property.

Financing Activities

Financing activities during the nine-months ended April 30, 2010, provided $910,031 to us, an increase of $541,889 from the $368,142 provided by financing activities during the nine-months ended April 30, 2009.

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. (“Tobermory”) wherein Tobermory has agreed to advance up to $6,000,000 to our Company until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances for $1,000,000 from the date of the share issuance agreement to March 15, 2010, there can be no assurances that we will receive any further funds from Tobermory.

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

Mineral Properties

A. Urique Property

On April 20, 2009, we entered into a property option agreement with Yale Resources Ltd. (“Yale”), in which we were granted two exclusive options to acquire undivided legal and beneficial interests of up to 100% of eleven mining concessions in Sierra Madre, Mexico (the Urique Project).  To exercise the first option, we must do the following:

(a)	Make the following payments to Yale:
	1.	An initial payment of $300,000 (previously paid);
	2.	$250,000 on or before April 30, 2011; and
	3.	$250,000 on or before April 30, 2012.

(b)	Fund the following expenditures:
	1.	$50,000 prior to April 30, 2010 (previously paid);
	2.	$500,000 prior to April 30, 2011;
	3.	$800,000 prior to April 30, 2012; and
	4.	$1,000,000 prior to April 30, 2013.

(c)	Make the following additional payments:
	1.	$50,000 upon successful completion of a National Instrument 43-101 compliant technical report (previously paid);
	2.	$50,000 upon the commencement of a drilling program on the property on or prior to August 1, 2009 (as previously mutually agreed, not required to be paid);
	3.	$50,000 upon successful completion of the first year’s work program (previously paid via the issuance of common stock as mutually agreed);
	4.	$70,000 on or before April 30, 2011;
	5.	$70,000 on or before April 30, 2012; and
	6.	$70,000 on or before April 30, 2013.

Provided we exercise the first option, we can exercise the second option by doing the following:

(a)	Issuing to Yale an additional 500,000 shares of common stock;
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

Revenues

We had no revenues for the quarter ended April 30, 2010.

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

Item 1A.          Risk Factors

 Not Applicable.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

 None.

Item 4.             (Removed and Reserved).

Item 5.             Other Information

On May 28, 2010, there was an incident at the Company’s Discovery Day mining project, which resulted in the death of a mine worker.  The Mine Safety and Health Administration (MSHA) was immediately notified and as of the date of the filing of this Report, was conducting an investigation as to the cause of the incident.  All underground mining activities at the property have been suspended pending completion of the investigation and the Company is in the process of initiating its own investigation of the incident.

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

AMERICAN SIERRA GOLD CORP.

Date: June 14, 2010	By:	/s/ Wayne Gruden
Name: Wayne Gruden
Title: Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2010	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)