Form 10-K
period 2010-07-31
AMERICAN SIERRA GOLD CORP.
filed 2010-11-15
CIK 1415432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52927

AMERICAN SIERRA GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0528416
(State or Other Jurisdiction	(I.R.S. Employer Identification
Of Incorporation or Organization)	Number)

601 Union St Ste 4500 Seattle, WA	98101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (206) 838-9735

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

The aggregate market value of the voting Common Stock held by non-affiliates of issuer as of October 29, 2010 is $3,410,092. There are 68,201,843 shares of common voting stock of the Company not held by affiliates. The aggregate market value is based upon the bid price for the common stock of the Company on the OTC Bulletin Board on October 29, 2010.

As of October 29, 2010, 68,201,843 shares of the Company’s $0.001 par value common stock were outstanding.

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

The Company

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on January 30, 2007.  At the time of our incorporation, we were incorporated under the name “C.E. Entertainment, Inc.,” and our original business plan was to engage in the sales and marketing of Ukrainian classical music.  On May 19, 2009, we changed our name to American Sierra Gold Corp. by way of a merger with our wholly owned subsidiary, American Sierra Gold Corp., which was formed solely for the purpose of changing our name.  In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Further, effective May 19, 2009, we effected a 40 for 1 forward stock split of our issued and outstanding common stock.  As a result, our authorized capital increased from 50,000,000 shares of common stock, $0.001 par value per share, to 2,000,000,000 shares of common stock, $0.001 par value per share.  Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.

Our primary business focus is to acquire, explore and develop gold properties in North America.  Currently, we are developing one project.   The Company has recently acquired six mineral claims in the Adams Ridge area of British Columbia (the “Adams Ridge Project”).

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

Mining Properties And Projects

As discussed above, we currently have a __% interest in six mineral claims in the Adams Ridge area of British Columbia.

Employees

As of October 29, 2010, we had no employees other than our directors and officers.

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

RISKS ASSOCIATED WITH OUR BUSINESS

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred net losses of $5,345,850 and $42,980 for the fiscal years ended July 31, 2010 and 2009, respectively.  As a result, at July 31, 2010, we had an accumulated deficit of $5,456,980 and a total stockholders’ deficiency of $304,538.  Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our mining properties.  We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Insufficient Cash Resources To Meet Our Business Objectives, All Of Which Means That We May Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2010, and 2009, respectively, with respect to their doubt about our ability to continue as a going concern.  As discussed in Note 2 to our consolidated financial statements for the year ended July 31, 2010, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

Proposed Legislation Affecting The Mining Industry Could Have An Adverse Effect On Us.

During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, which governs mining claims and related activities on federal lands.  For example, a broad based bill to reform the General Mining Law of 1872, the Hardrock Mining and Reclamation Act of 2007 (H.R. 2262) was introduced in the U.S. House of Representatives on May 10, 2007, and was passed by the U.S. House of Representatives on November 1, 2007, and was submitted to the U.S. Senate where no further action was taken.  More recently, on January 27, 2009, the Hardrock Mining and Reclamation Act of 2009 (H.R. 699) was introduced.  If enacted, this act will have several negative impacts on us including but not limited to: requiring royalty payments of 8% of gross income from mining a claim on Federal land, or 4% of claims on Federal land that are subject to an existing permit; and prohibition of certain areas from being open to the location of mining claims, including wilderness study areas, areas of critical environmental concern and related areas.  Subcommittee hearings for the bill were held on July 14, 2009.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

During the fiscal years ended July 31, 2010, and 2009, respectively, we paid monthly rent of $214 for use of our previous U.S. corporate offices in Denver, Colorado.  We currently maintain our corporate offices at 601 Union St, Ste 4500, Seattle, WA 98101 and pay no rent on the space.  This space is sufficient until we commence full operations. Our interests in the Adams Ridge Project are discussed above and in Item 7, below.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2010.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the symbol “AMNP.OB.”  Previously, our common stock was traded under the symbol “CENI.OB.”  The Company began trading on October 12, 2009.   The following table represents the range of the high and the low closing prices, as quoted on the OTC Bulletin Board for each fiscal quarter since the Company began trading on October 12, 2009.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	HIGH BID	LOW BID
Fiscal year ended July 31, 2010
October 31, 2009	$1.31	$0.92
January 31, 2010	$0.76	$0.65
April 30, 2010	$0.41	$0.34
July 31, 2010	$0.20	$0.16

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

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2010, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Holders

As of November 10, 2009, we had approximately 8 holders of record of common stock and 68,201,843 shares of our common stock were issued and outstanding, with no additional shares reserved for issuance.

Recent Sales Of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the year ended July 31, 2010.

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

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on January 30, 2007.  At the time of our incorporation, we were incorporated under the name “C.E. Entertainment, Inc.,” and our original business plan was to engage in the sales and marketing of Ukrainian classical music.  On May 19, 2009, we changed our name to American Sierra Gold Corp. by way of a merger with our wholly owned subsidiary, American Sierra Gold Corp., which was formed solely for the purpose of changing our name.  In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Further, effective May 19, 2009, we effected a 40 for 1 forward stock split of our issued and outstanding common stock.  As a result, our authorized capital increased from 50,000,000 shares of common stock, $0.001 par value per share, to 2,000,000,000 shares of common stock, $0.001 par value per share.  Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.

Our primary business focus is to acquire, explore and develop gold properties in North America.  Currently, we are developing one project.   The Company has recently acquired six mineral claims in the Adams Ridge area of British Columbia (the “Adams Ridge Project”).

We are a development stage company with limited operations and no revenues from our business activities.

For additional information on our business, please see Part 1, Item 1 “Business Overview” of this Annual Report.

The following is a discussion and analysis of our plan of operation for the year ended July 31, 2010, and the factors that could affect our future financial condition and plan of operation.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the periods ended July 31, 2010 and July 31, 2009, regarding concerns about our ability to continue as a going concern.

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

Results Of Operations

Year Ended July 31, 2010 Compared to Year Ended July 31, 2009

We had a net loss of $5,345,580 for the fiscal year ended July 31, 2010, compared to a net loss of $42,980 for the fiscal year ended July 31, 2009.  The significant change in our results over the two periods is primarily the result of reductions in consulting fees and in transfer agent costs, partially offset by increased legal and audit fees, interest expense and a one-time write-off of website software costs.

The following table summarizes key items of comparison and their related increase (decrease) for the fiscal years ended July 31, 2010 and 2009:

	Year Ended
	July 31,		Increase
	2010	2009	(Decrease)

Revenues	$0	$0	$0

Expenses:
General and administrative -
Legal fees	165,218	18,128	147,090
Audit fees	27,514	11,250	16,264
Transfer agent fees	4,514	651	3,863
Consulting fees	130,000	0	130,000
Filing fees	4,544	1,238	3,306
Insurance	18,388	-	18,388
Investor relations	88,413	-	88,413
Office rent and miscellaneous	16,505	2,200	14,305
Amortization	-	1,275	(1,275)
Bank fees	1,477	-	1,477
Other	-	4	(4)

Total general and administrative expenses	461,453	34,746	426,707

(Loss) from Operations	(461,453)	(34,746)	(426,707)

Other Income (Expense):
(Loss) on write-off of mineral property	(4,851,271)	-	(4,851,271)
(Loss) on write-off website software costs	-	(2,267	2,267
Investment income (loss)	(21,269)		(21,269)
Interest expense	(11,857)	(5,967	(5,890)

Net (Loss)	$(5,345,850)	$(42,980)	$(5,302,870)

Impact of Inflation

Since our inception in 2007, inflation has not had a material effect on our revenues.

Liquidity And Capital Resources

Our balance sheet as of July 31, 2010, reflects assets of $55,728.  As we had cash in the amount of $15,326 and a working capital deficit in the amount of $315,111 as of July 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

	Year Ended
	July 31,
	2010	2009

Net Cash Provided by (Used in) Operating Activities	$(476,127)	(32,512)
Net Cash Provided by (Used in) Investing Activities	(708,598)	(360,573)
Net Cash Provided by Financing Activities	1,172,531	415,645
Net Increase (Decrease) in Cash	$(12,194)	22,560

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

Operating Activities

Net cash flow used in operating activities during the fiscal year ended July 31, 2010 was $476,127 - a decrease of $443,615 from the $32,512 net cash outflow during the fiscal year ended July 31, 2009.

Investing Activities

The primary driver of cash used in investing activities was capital spending in the acquisition of a mineral property, namely the Urique Property (which is discussed below).

Cash used in investing activities during the fiscal year ended July 31, 2010 was $708,598, which was an increase of $348,025 from $360,573 of cash used in investing activities during the fiscal year ended July 31, 2009.  This increase in the cash used in investing activities was primarily due to the acquisition of the Urique Property.

Mineral Property

On April 20, 2009, we entered into a property option agreement with Yale Resources Ltd. (“Yale”), in which we were granted two exclusive options to acquire undivided legal and beneficial interests of up to 100% of ten mining concessions in Sierra Madre, Mexico (the Urique Project).  To exercise the first option, we must do the following:

(a)	Make the following payments to Yale:
1.	An intial payment of $300,000 (we have already paid this);
2.	$250,000 on or before April 30, 2011; and
3.	$250,000 on or before April 30, 2012.

(b)	Fund the following expenditures:
1.	$50,000 prior to April 30, 2010;
2.	$500,000 prior to April 30, 2011;
3.	$800,000 prior to April 30, 2012; and
4.	$1,000,000 prior to April 30, 2013.

(c)	Make the following additional payments:
1.	$50,000 upon successful completion of a National Instrument 43-101 complaint technical report;
2.	$50,000 upon the commencement of a drilling program on the property on or prior to August 1, 2009;
3.	$50,000 upon successful completion of the first year’s drilling work program;
4.	$70,000 on or before April 30, 2011;
5.	$70,000 on or before April 30, 2012; and
6.	$70,000 on or before April 30, 2013.

Provided we exercise the first option, we can exercise the second option by doing the following:
(a)	Issuing to Yale an additional 500,000 shares of common stock;
(b)	Completing sufficient drilling in order to calculate a resource estimate on or before the seventh anniversary of the effective date of the property option agreement; and

(c)	Paying to Yale $0.75 for every equivalent ounce of silver identified from the resource estimate prepared for the property.

Financing Activities

Financing activities during the fiscal year ended July 31, 2010, provided $1,172,531 to us, an increase of $756,886 from the $415,645 provided by financing activities during the fiscal year ended July 31, 2009.

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

Revenues

We had no revenues for the financial year ended July 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of its assessment under that framework, management concluded that our internal control over financial reporting was effective as of July 31, 2010.

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

Name	Age	Position

James Vandeberg	66	Sole Officer and Director

Biographies

James Vandeberg. Mr. Vandeberg is an attorney in Seattle, Washington. He specializes in corporate finance with an emphasis on securities and acquisitions. He was counsel and secretary to two NYSE companies. Mr. Vandeberg is a member and former Director of the American Society of Corporate Secretaries. He graduated from NYU Law School in 1969 where he was a Root-Tilden Scholar and holds a BA degree in accounting. Mr. Vandeberg is a director of SIN Holdings, Inc., REGI US, Inc., IAS Energy, Inc. and ASAP Holdings, Inc., all of which are reporting companies on the OTCBB.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended July 31, 2010, and July 31, 2009, respectively:

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Vandeberg Sole Officer	2010	$0	$0	0	$0	$0	$0	$0	$0
	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Former Executive Officers
Alexander Hornostai(2)	2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wayne Gruden(3)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)           The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended June 30, 2010, and 2009 in accordance with SFAS 123(R).

(2)           Mr. Hornostai resigned from the position of Secretary and Treasurer on March 25, 2009, and from the position of director on March 26, 2009.

(3)           Mr. Gruden resigned October 20, 2010.

Outstanding Equity Awards at July 31, 2010 Year-End

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options Excercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Vandeberg CEO	0	0	0	-	-	0	-	0	-

Former Executive Officers

Alexander Hornostai	0	0	0	-	-	0	-	0	-

Wayne Gruden	0	0	0	-	-	0	-	0	-

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2010.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at October 29, 2010, for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon the 68,201,843 common shares issued and outstanding and ownership by these persons of options or warrants exercisable within 60 days of such date.

Name and Address	Common Shares Owned	Exercisable Options and Warrants (1)	Total	Percentage

Wayne Gruden 200 S. Virginia, 8th Floor, Reno, Nevada 89501	33,000,000	0	33,000,000	48.39%

James Vandeberg c/o American Sierra Gold Corp. 601 Union St Ste 4500 Seattle, WA 98101	0	0	0	-

All directors and officers as a group (2 persons)	33,000,000		33,000,000	48.39%

Changes in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

There are no existing equity compensation plans.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2010, and the review of our quarterly reports for such years amounted to $4,500. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2009, and the review of our quarterly reports for such year, amounted to $8,500.

Audit Related Fees. For the years ended July 31, 2010, and July 31, 2009, we paid $______ and $_______, respectively, to Davis Accounting Group for other audit related fees.

Tax Fees. For the years ended July 31, 2010, and July 31, 2009, we paid $Nil and $Nil, respectively, to Davis Accounting Group for tax fees.

All Other Fees.  For the years ended July 31, 2010, and July 31, 2009, there were no fees billed for services other than services described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended July 31, 2010.

PART IV

ITEM 15.  EXHIBITS

(a)(1)(2) Financial Statements: See index to consolidated financial statements and supporting schedules.

(a)(3) Exhibits.
EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Articles of Incorporation	Incorporated by reference from Form SB-2 filed with the SEC on November 7, 2007.

3.2	Bylaws	Incorporated by reference from Form SB-2 filed with the SEC on November 7, 2007.

3.3	Articles of Merger	Incorporated by reference from Form SB-2 filed with the SEC on November 7, 2007.

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated by reference from Form 8-K filed with the SEC on May 25, 2009.

10.1	Property Option Agreement between the Company and Yale Resources Ltd.	Incorporated by reference from Form 8-K filed with the SEC on May 5, 2009.

10.1	Form of Subscription Agreement	Incorporated by reference from Form 8-K filed with the SEC on September 9, 2009.

10.2	Consulting Agreement with Johannes Petersen	Incorporated by reference from Form 8-K filed with the SEC on October 5, 2009.

10.3	Share Issuance Agreement	Incorporated by reference from Form 8-K filed with the SEC on October 13, 2009.

10.4	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc.	Incorporated by reference from Form 10-Q filed with the SEC on December 18, 2009.

10.5	Amendment No. 1 to Joint Venture Agreement	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.6	Form of Warrant	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.7	Operating Agreement – Gold Run Enterprises, LLC	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.8	Operating Agreement – Bowerman Holdings, LLC	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.9	Form of Subscription Agreement with Tobermory Holding Ltd	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

AMERICAN SIERRA GOLD CORP.

Date: November 15, 2010	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Sole Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	James Vandeberg
Name: James Vandeberg
Title: Sole Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Vandeberg		November 15, 2010
James Vandeberg	Sole Officer and Director

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009

Report of Registered Independent Auditors                                                                                                                                                       F-2

Financial Statements-

   Balance Sheets as of July 31, 2010, and 2009                                                                                                                                                    F-3

   Statements of Operations for the Years Ended
     July 31, 2010, and 2009, and Cumulative from Inception                                                                                                                               F-4

   Statement of Stockholders' Equity (Defecit) for the Period
      from Inception Through July 31, 2010                                                                                                                                                             F-5

   Statements of Cash Flows for the Years Ended
      July 31, 2010, and 2009, and Cumulative from Inception                                                                                                                              F-6

   Notes to Financial Statements July 31, 2010, and 2009                                                                                                                                    F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of American Sierra Gold Corp.:

We have audited the accompanying balance sheets of American Sierra Gold Corp. (a Nevada corporation in the development stage, and formerly C.E Entertainment, Inc.)  as of July 31, 2010, and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended July 31, 2010, and cumulative from inception (January 30, 2007) through July 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Sierra Gold Corp. as of July 31, 2010, and 2009, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2010, and cumulative from inception (January 30, 2007) through July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenues to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of July 31, 2010, and 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Etania Audit Group P.C.

Cedar City, Utah,
November 6, 2009.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JULY 31, 2010, AND 2009

ASSETS
	July 31,
	2010	2009
Current Assets:
Cash	$15,326	$27,520
Prepaid expenses	29,829	-

Total current assets	45,155	27,520

Property and Equipment:
Mineral properties	-	350,000
JV Investment	-	-
Work in progress - Website software costs	10,573	10,573

Total property and equipment	10,573	360,573

Total Assets	$55,728	$388,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$9,764	$3,711
Accrued liabilities	34,701	13,742
Due to related party - Former officer and stockholder	195,801	133,301
Loans payable	120,000	160,000

Total current liabilities	360,266	310,754

Total liabilities	360,266	310,754

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share;
2,000,000,000 shares authorized; 68,201,843 and
82,400,000 shares issued and outstanding as of
July 31, 2010, and 2009, respectively	68,201	82,400
Additional paid-in capital	5,034,241	-
Discount on common stock	-	(31,400)
Common stock subscription	50,000	137,469
(Deficit) accumulated during the exploration stage	(5,456,980)	(111,130)

Total stockholders' equity	(304,538)	77,339

Total Liabilities and Stockholders' Equity	$55,728	$388,093

	$(0)

The accompanying notes to financial statements are
an integral part of this balance sheet.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2010

			Cumulative
	July 31,		From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
Exploration costs	4,880	-	4,880
General and administrative -
Legal fees	165,218	18,128	206,684
Audit fees	27,514	11,250	50,264
Transfer agent fees	4,514	651	17,493
Consulting fees	130,000	-	137,500
Filing fees	4,544	1,238	8,743
Insurance	18,388	-	18,388
Internet web hosting and research	-	-	3,900
Investor relations	88,413	-	88,413
Office rent & misealleous	16,505	2,200	21,895
Amortization	-	1,275	2,833
Organization costs	-	-	1,000
Bank fees	1,477	-	1,477
Other	-	4	879

Total general and administrative expenses	461,453	34,746	564,349

(Loss) from Operations	(461,453)	(34,746)	(564,349)

Other Income (Expense)
(Loss) on write-off mineral property	(4,851,271)	-	(4,851,271)
(Loss) on write-off website software costs	-	(2,267)	(2,267)
Investment income(loss)	(21,269)	-	(21,269)
Interest (expense)	(11,857)	(5,967)	(17,824)

Provision for income taxes	-	-	-

Net (Loss)	$(5,345,850)	$(42,980)	$(5,456,980)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.08)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	70,970,653	82,400,000

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2010

						(Deficit)
						Accumulated
			Additional	Additional		During the
	Common stock		Paid-in	Paid-in	Subscriptions	Development
Description	Shares	Amount	Capital	Capital - Warrants	Received	Stage	Totals

Balance - January 30, 2007	-	$-	$-			$-	$-

Common stock issued to Directors for cash	52,000,000	52,000	(39,000)			-	13,000

Common stock issued for cash	30,400,000	30,400	7,600			-	38,000

Net (loss) for the period	-	-	-			(16,176)	(16,176)

Balance - July 31, 2007	82,400,000	82,400	(31,400)	-		(16,176)	34,824

Net (loss) for the period	-	-	-			(51,974)	(51,974)

Balance - July 31, 2008	82,400,000	82,400	(31,400)	-		(68,150)	(17,150)

Common stock subscribed	-	-	-		137,469	-	137,469
Net (loss) for the period	-	-	-		-	(42,980)	(42,980)

Balance - July 31, 2009	82,400,000	82,400	(31,400)		137,469	(111,130)	77,339

Common stock canclelation	(19,000,000)	(19,000)	19,000				-
Adjustment for common stock subscibed	-	-	-	-	31		31
Common stock issued for subcribed shares	100,000	100	74,900		(75,000)		-
Common stock issued for subcribed shares	83,334	83	6,266	56,151	(62,500)		-
Common stock subcribed	-	0	-	-	50,000		50,000
Common stock issued for cash	250,000	250	99,750				100,000
Common stock issued for cash	348,837	348	32,358	267,294			300,000
Commons stock issued for mineral property	2,000,000	2,000	1,658,000	1,854,942	-	-	3,514,942
Commons stock issued for finder services	300,000	300	248,700		-	-	249,000
Commons stock issued for cash	819,672	820	51,891	447,289	-	-	500,000
Common stock issued to pay for mineral property	100,000	100	49,900				50,000
Common stock issued	800,000	800	92,704	106,496			200,000
Net (loss) for the period						(5,345,850)	(5,345,850)
Balance - July 31, 2010	68,201,843	$68,201	$2,302,069	$2,732,172	$50,000	$(5,456,980)	$(304,538)

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2010

			Cumulative
	July 31,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(5,345,850)	$(42,980)	$(5,456,980)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	-	1,275	2,833
Loss on write-off of website software costs	4,851,271	2,267	4,853,538
Loss on JV Investment	21,269		21,269
Changes in assets and liabilities-			-
Prepaid expenses	(29,829)	301	(29,829)
Accounts payable - Trade	6,053	(3,617)	9,764
Accrued liabilities	20,959	10,242	34,701

Net Cash (Used in) Operating Activities	(476,127)	(32,512)	(564,704)

Investing Activities:
Website software costs		(10,573)	(15,673)
Mineral properties	(708,598)	(350,000)	(1,058,598)

Net Cash (Used in) Investing Activities	(708,598)	(360,573)	(1,074,271)

Financing Activities:
Issuance of common stock for cash	1,237,500	-	1,288,500
Common stock subscription	(87,469)	137,469	50,000
Proceeds from related party- Former officer and stockholder	62,500	118,176	195,801
Proceeds from loans payable	-	200,000	200,000
Payment of principal on loans payable	(40,000)	(40,000)	(80,000)

Net Cash Provided by Financing Activities	1,172,531	415,645	1,654,301

Net Increase (decrease) in Cash	(12,194)	22,560	15,326

Cash - Beginning of Period	27,520	4,960	-

Cash - End of Period	$15,326	$27,520	$15,326

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

During the year-ended July 31, 2010, the company abandoned the mineral property and any costs related to the acquisition of the property have been written off

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)
(1)           Summary of Significant Accounting Policies

    General Organization and Business

American Sierra Gold Corp. (“American Sierra” or the “Company”) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on January 30, 2007.  The original business plan of the Company was to engage in the marketing and sale of Ukrainian classical music.  Effective May 19, 2009, the Company changed its name from C.E. Entertainment, Inc. to American Sierra Gold Corp. by way of a merger with its wholly owned subsidiary American Sierra Gold Corp., which was formed solely for the purpose of a change in name.  In addition, the Company changed its focus to a business plan involving the acquisition, exploration, development, mining, and production of precious metals, with emphasis on gold and silver.  The accompanying financial statements of American Sierra were prepared from the accounts of the Company under the accrual basis of accounting.

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

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)
    Internal Website Development Costs

Under FASB ASC350-50, Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred.  Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.  As of July 31, 2010, and 2009, the Company capitalized $10,573 related to its internal-use website development related to a new website as work in process.  During 2009, the old website development costs and related accumulated amortization were written-off to expense resulting in a loss on disposal in the amount of $2,267.

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

During the year, the Company abandoned all it’s mineral property interests as they were no longer economically viable in the opinion of management.

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended July 31, 2010, and 2009.

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

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of July 31, 2010, and 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
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

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2010, and 2009, and expenses for the years ended July 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

AMERICAN SIERRA GOLD CORP
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)

During the period from January 30, 2007, through July 31, 2010, American Sierra was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 30,400,000 shares of common stock (post forward stock split) through a PPO to various stockholders.  On November 7, 2007, American Sierra filed a Registration Statement on Form SB-2 with the SEC to register 30,400,000 shares of its common stock (post forward stock split) on behalf of selling stockholders.  The Registration Statement was declared effective by the SEC on November 20, 2007.  American Sierra did not receive any of the proceeds of this registration activity.  In July 2009, the Company also commenced a capital formation activity, through a PPO (“PPO #2”), to raise up to $137,500 through the issuance of 183,334 of its common shares (post forward stock split). American Sierra also intends to conduct additional capital formation activities through the issuance of its common stock and debt, and commence operations.  The company will pursue additional mineral property interests on an ongoing basis.

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

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)

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

On March 26, 2009, Mr. Alexander Hornostai and Mr.Dmitriy Ruzhytskiy resigned as Directors of the Company.

On September 29, 2009, Mr. Johannes Petersen was appointed as a Director and Chief Financial Officer of the Company.

On September 10, 2010, Mr. Johannes Petersen resigned as a Director and Chief Financial officer of the Company. Mr. Wayne Gruden will serve as interim Chief Financial Officer of the Company until a successor is duly appointed.

On October 20, 2010, Mr. James Vandeberg was appointed as a sole officer of the Company.  Additionally, Mr. Wayne Gruden resigned as Director and sole officer of the Company.

(4)           Loan from Former Director and Stockholder

As of July 31, 2010, a loan from an individual who is a former Director, officer, and stockholder of the Company amounted to $27,301 (July 31, 2009 - $27,301).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

As of July 31, 2010, the Company owed to the former officers amounted to $62,500.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

(5)           Loan from Related Party – Former Officers

As of July 31, 2010, loans from the Company’s former officer amounted to $106,000 (July 31, 2009 - $106,000).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

(6)           Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third party for working capital purposes.  The loan is unsecured, bears interest at 8 percent per annum, and was due on February 11, 2010.  The loan term has not been extended and is due on demand.

On April 3, 2009, the Company borrowed $125,000 from a third party under a promissory note.  The loan is unsecured, bears interest at 10 percent per annum, and was due and payable on April 3, 2010.  On July 20, 2009, the Company made a principal payment of $40,000 on this loan.  On October 2, 2009, the Company made a principal payment of $25,000 on this loan. On November 9, 2009, the Company made a principal payment of $15,000 on this loan.  The loan term has not been extended and is now due on demand.

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
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

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)

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

On March 22, 2010, the Company issued 100,000 in connection with the Trinity Alps Joint Venture.

On May 26, 2010, the Company closed a private placement whereby they issued 800,000 units for $200,000 dollars.  Each unit consists of one common share and one share purchase warrant.

Warrants

As of July 31, 2010, the Company has warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiry Date

October 20, 2009	348,837	$ 1.51	October 20, 2011
December 11, 2009	819,672	$ 1.07	December 11, 2011
January 15, 2010	500,000	$ 1.25	January 15, 2015
May 26, 2010	800,000	$ 0.44	May 26, 2015

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)

 (8)           Income Taxes

The provision (benefit) for income taxes for the years ended July 31, 2010, and 2009, were as follows (assuming a 15 percent effective tax rate):

	Year Ended July 31,
	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$801,878	$6,447
Change in valuation allowance	(801,878)	(6,447)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2010, and 2009, as follows:

	July 31,
	2010	2009

Loss carryforwards	$818,547	$16,669
Less - Valuation allowance	(818,547)	(16,669)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended July 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of July 31, 2010, and 2009, the Company had approximately $5,456,980, and $111,130, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)

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

As described in Note 4, as of July 31, 2010, the Company owed $27,301 (July 31, 2009 - $27,301) to an individual who is a former Director, officer, and stockholder of the Company.

As described in Note 4, as of July 31, 2010, the Company owed to the former officers amounted to $62,500.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

As described in Note 5, as of July 31, 2010, a loan for working capital purposes from an officer and stockholder of the Company amounted to $106,000.  The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

On September 29, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Johannes Petersen, whereby Mr. Petersen will serve as a Director and Chief Financial Officer of the Company.  Pursuant to the terms of the Consulting Agreement, the Company will pay Mr. Petersen $5,000 per month, and grant to him 1,000,000 restricted shares of the Company’s common stock as compensation for providing services as a Director.  On October 14, 2009, the Company’s Chief Executive Officer, Mr. Wayne Gruden, issued a private warrant to Mr. Johannes Petersen, providing him the right to acquire 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) currently held by Mr. Gruden, for a three-year period.  Such warrant is being provided to Mr. Petersen in connection with his Consulting Agreement described above.  Simultaneously with issuing Mr. Petersen the warrant, on October 15, 2009, Mr. Gruden also agreed to return for cancellation 19,000,000 shares of the Company’s common stock currently held under his name.  The cancellation of the 19,000,000 shares of common stock was effected subsequent to October 31, 2009. As of July 31, 2010, the Company owed Mr. Johannes Petersen $17,500 for his consulting services.

On November 3, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement #2”) with Mr. Wayne Gruden, whereby Mr. Gruden serves as a Director and President of the Company.  Pursuant to the terms of the Consulting Agreement #2, the Company will pay Mr. Gruden $40,000 for Director Services from August 1, 2009 to November 30, 2009.  Starting on December 1, 2009, the Company will pay $5,000 per month to Mr. Gruden. As of July 31, 2010, the Company owed Mr. Wayne Gruden $45,000 for his consulting services.

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)
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

On October 1, 2009, the Company entered into an operating lease agreement for office space with an unrelated party.  The quarterly lease rate is $319.  Rent expense for the year ended July 31, 2010, was $1,317.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)

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

During the year-ended July 31, 2010, the company abandoned the mineral property and any costs related to the acquisition of the property have been written off.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)

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

During the year-end, the company ended the Joint Venture agreement and has written off any costs associated with the property and Joint Venture.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009
(Unaudited)
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

(13)           Subsequent Events

On September 10, 2010, Mr. Johannes Petersen resigned as a Director and Chief Financial officer of the Company. Mr. Wayne Gruden will serve as interim Chief Financial Officer of the Company until a successor is duly appointed.

On October 20, 2010, Mr. James Vandeberg was appointed as a sole officer of the Company.  Additionally, Mr. Wayne Gruden resigned as Director and sole officer of the Company.

Subsequent to year-end the Company abandoned it’s mineral property interests and Joint Venture project.

On November 3, 2010, the Company announced acquisition of six new mining claims in the Adams Plateau area of British Columbia.