Form 10-K/A
period 2010-07-31
AMERICAN SIERRA GOLD CORP.
filed 2010-11-18
CIK 1415432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Mining Properties And Projects

As discussed above, we currently have a 100% interest in six mineral claims in the Adams Ridge area of British Columbia.

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

AMERICAN SIERRA GOLD CORP.

Date: November 17, 2010	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Sole Officer
(Principal Executive Officer)

Date: November 17, 2010	By:	James Vandeberg
Name: James Vandeberg
Title: Sole Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Vandeberg		November 17, 2010
James Vandeberg	Sole Officer and Director

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

We have audited the accompanying balance sheets of American Sierra Gold Corp. (a Nevada corporation in the exploration stage, and formerly C.E Entertainment, Inc.)  as of July 31, 2010, and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended July 31, 2010, and cumulative from inception (January 30, 2007) through July 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the exploration stage, and has not established any source of revenues to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of July 31, 2010, and 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$9,764	$3,711
Accrued liabilities	34,701	13,742
Due to related party - Former officer and stockholder	195,801	133,301
Loans payable	120,000	160,000

Total current liabilities	360,266	310,754

Total liabilities	360,266	310,754

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share;
2,000,000,000 shares authorized; 68,201,843 and
82,400,000 shares issued and outstanding as of
July 31, 2010, and 2009, respectively	68,201	82,400
Additional paid-in capital	5,034,241	-
Discount on common stock	-	(31,400)
Common stock subscription	50,000	137,469
(Deficit) accumulated during the exploration stage	(5,456,980)	(111,130)

Total stockholders' equity (deficit)	(304,538)	77,339

Total Liabilities and Stockholders' Equity (Deficit)	$55,728	$388,093

	$(0)

The accompanying notes to financial statements are
an integral part of these balance sheets.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2010

			Cumulative
	July 31,		From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
Exploration costs	4,880	-	4,880
General and administrative -
Legal fees	165,218	18,128	206,684
Audit fees	27,514	11,250	50,264
Transfer agent fees	4,514	651	17,493
Consulting fees	130,000	-	137,500
Filing fees	4,544	1,238	8,743
Insurance	18,388	-	18,388
Internet web hosting and research	-	-	3,900
Investor relations	88,413	-	88,413
Office rent & misealleous	16,505	2,200	21,895
Amortization	-	1,275	2,833
Organization costs	-	-	1,000
Bank fees	1,477	-	1,477
Other	-	4	879

Total general and administrative expenses	456,573	34,746	559,469

(Loss) from Operations	(461,453)	(34,746)	(564,349)

Other Income (Expense)
(Loss) on write-off of mineral properties	(4,851,271)	-	(4,851,271)
(Loss) on write-off website software costs	-	(2,267)	(2,267)
Investment income(loss)	(21,269)	-	(21,269)
Interest (expense)	(11,857)	(5,967)	(17,824)

Provision for income taxes	-	-	-

Net (Loss)	$(5,345,850)	$(42,980)	$(5,456,980)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.08)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	70,970,653	82,400,000

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2010

						(Deficit)
				Additional		Accumulated
			Additional	Paid-in		During the
	Common stock		Paid-in	Capital -	Subscriptions	Exploration
Description	Shares	Amount	Capital	Warrants	Received	Stage	Totals

Balance - January 30, 2007	-	$-	$-	-	-	$-	$-
Common stock issued to Directors for cash	52,000,000	52,000	(39,000)	-	-	-	13,000
Common stock issued for cash	30,400,000	30,400	7,600	-	-	-	38,000
Net (loss) for the period	-	-	-	-	-	(16,176)	(16,176)

Balance - July 31, 2007	82,400,000	82,400	(31,400)	-	-	(16,176)	34,824
Net (loss) for the period	-	-	-	-	-	(51,974)	(51,974)

Balance - July 31, 2008	82,400,000	82,400	(31,400)	-	-	(68,150)	(17,150)

Common stock subscribed	-	-	-	-	137,469	-	137,469
Net (loss) for the period	-	-	-	-	-	(42,980)	(42,980)

Balance - July 31, 2009	82,400,000	82,400	(31,400)		137,469	(111,130)	77,339

Common stock canclelation	(19,000,000)	(19,000)	19,000	-	-	-	-
Adjustment for common stock subscribed	-	-	-	-	31	-	31
Common stock issued for subcribed shares	100,000	100	74,900	-	(75,000)	-	-
Common stock issued for subcribed shares	83,334	83	6,266	56,151	(62,500)	-	-
Common stock subcribed	-	0	-	-	50,000	-	50,000
Common stock issued for cash	250,000	250	99,750	-	-	-	100,000
Common stock issued for cash	348,837	348	32,358	267,294	-	-	300,000
Commons stock issued for mineral property	2,000,000	2,000	1,658,000	1,854,942	-	-	3,514,942
Commons stock issued for finder services	300,000	300	248,700	-	-	-	249,000
Commons stock issued for cash	819,672	820	51,891	447,289	-	-	500,000
Common stock issued to pay for mineral property	100,000	100	49,900	-	-	-	50,000
Common stock issued for cash	800,000	800	92,704	106,496	-	-	200,000
Net (loss) for the period	-	-	-	-	-	(5,345,850)	(5,345,850)
Balance - July 31, 2010	68,201,843	$68,201	$2,302,069	$2,732,172	$50,000	$(5,456,980)	$(304,538)

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2010

			Cumulative
	July 31,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(5,345,850)	$(42,980)	$(5,456,980)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	-	1,275	2,833
Loss on write-off of website software costs and mineral properties	4,851,271	2,267	4,853,538
Loss on Joint Venture Investment	21,269	-	21,269
Changes in assets and liabilities-			-
Prepaid expenses	(29,829)	301	(29,829)
Accounts payable - Trade	6,053	(3,617)	9,764
Accrued liabilities	20,959	10,242	34,701

Net Cash (Used in) Operating Activities	(476,127)	(32,512)	(564,704)

Investing Activities:
Website software costs	-	(10,573)	(15,673)
Mineral properties	(708,598)	(350,000)	(1,058,598)

Net Cash (Used in) Investing Activities	(708,598)	(360,573)	(1,074,271)

Financing Activities:
Issuance of common stock for cash	1,237,500	-	1,288,500
Common stock subscription	(87,469)	137,469	50,000
Proceeds from related party- Former officer and stockholder	62,500	118,176	195,801
Proceeds from loans payable	-	200,000	200,000
Payment of principal on loans payable	(40,000)	(40,000)	(80,000)

Net Cash Provided by Financing Activities	1,172,531	415,645	1,654,301

Net Increase (decrease) in Cash	(12,194)	22,560	15,326

Cash - Beginning of Period	27,520	4,960	-

Cash - End of Period	$15,326	$27,520	$15,326

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Warrants

As of July 31, 2010, the Company had warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiration Date

October 20, 2009	348,837	$ 1.51	October 20, 2011
December 11, 2009	819,672	$ 1.07	December 11, 2011
January 15, 2010	500,000	$ 1.25	January 15, 2015
May 26, 2010	800,000	$ 0.44	May 26, 2015
Total	2,468,509

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

Subsequent to year ended July 31, 2010, the Company abandoned it’s mineral property interests and Joint Venture project.

On November 3, 2010, the Company announced acquisition of six new mining claims in the Adams Plateau area of British Columbia.