Form 10-Q
period 2010-10-31
AMERICAN SIERRA GOLD CORP.
filed 2010-12-20
CIK 1415432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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
 Yes ☐                                 No ☒

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
 Yes ☐                                 No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 20, 2010, there were 68,201,843 shares of the registrant’s $0.001 par value common stock issued and outstanding.

AMERICA SIERRA GOLD CORP.

FORM 10-Q INDEX

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
(Unaudited)

ASSETS
		October 31	July 31,
		2010	2010
Current Assets:
Cash		$84,959	$15,326
Prepaid expenses		30,963	29,829

	Total current assets	$115,922	45,155

Non-current Assets:

Property and Equipment:
Mineral properties		-	-
Investment in Joint Venture		-	-
Website software		10,573	10,573

	Total property and equipment	10,573	10,573

Total Assets		$126,495	$55,728

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable - Trade		$5,768	$9,764
Accrued liabilities		30,585	34,701
Due to related party - Former officer and shareholder		138,300	195,801
Loan payable		340,000	120,000

	Total current liabilities	514,653	360,266

	Total liabilities	514,653	360,266

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.000025 per share,
	2,000,000,000 shares authorized;
	68,201,843 and 82,400,000 shares issued and outstanding
	as at January 31, 2010 and July 31, 2009, respectively	68,201	68,201
Additional paid in capital		5,034,241	5,034,241
Common stock subscriptions		50,000	50,000
(Deficit) accumulated during the development stage		(5,540,600)	(5,456,980)

	Total stockholders' (deficit)	(388,158)	(304,538)

Total Liabilities and Stockholders' (Deficit)		$126,495	$55,728

STATEMENTS OF OPERATIONS (NOTE 2) (RESTATED)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2010
(Unaudited)

	Three Months Ended
	October 31		Cumulative
	2010	2009	From Inception

Revenues	$-	$-	$-

Expenses:
General and administrative -
Legal fees	55,110	77,606	261,794
Accounting fees	3,299	3,951	53,563
Transfer agent fees	495	-	17,988
Consulting fees	18,338	35,000	155,838
Exploration costs	-	4,880	4,880
Filing fees	-	500	8,743
Internet web hosting and research	-	-	3,900
Interest	1,134	4,224	18,958
Insurance	3,645	-	22,033
Investor relations	-	31,244	88,413
Office rent and miscellaneous	1,454	8,531	24,228
Amortization	-	-	2,833
Organization costs	-	-	1,000
Bank fees and interest	145	149	1,622

Total general and administrative expenses	83,620	166,085	665,793

(Loss) from Operations	(83,620)	(166,085)	(665,793)

Write off of mineral properties			(4,851,271)
Write off of website	-	-	(2,267)
Investment income	-	-	(21,269)

Provision for income taxes	-	-	-

Net (Loss)	$(83,620)	$(166,085)	$(5,540,600)

(Loss) per common share	$-	$-

Net (Loss)	82,400,000	82,550,543

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
FOR THE THREE MONTHS ENDED OCTOBR 31, 2010
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2010
(Unaudited)

			Cumulative
			From
	October 31, 2010	October 31, 2009	Inception
Operating Activities:
Net (loss)	$(83,620)	$(166,085)	$(5,540,600)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	-	-	2,833
Writeoff of website	-	-	2,267
Loss in Joint Venture	-	-	21,269
Writeoff of mineral property	-	-	4,851,271
Changes in assets and liabiliites-
Prepaid expenses	(1,134)	(9,444)	(30,963)
Accounts payable - Trade	(3,996)	100,572	5,768
Accrued liabilities	(4,116)	4,568	30,585

Net Cash (Used in) Operating Activities	(92,866)	(70,389)	(657,570)

Investing Activities:
Website software development costs	-	-	(15,673)
Mineral property - acquisition and development	-	(123,598)	(1,058,598)

Net Cash (Used in) Investing Activities	-	(123,598)	(1,074,271)

Financing Activities:
Issuance of common stock for cash	-	100,000	1,288,500
Subscriptions received	-	350,031	50,000
Due to related party - Former officer and shareholder	(57,501)	-	138,300
Loan Payable	220,000	(25,000)	340,000

Net Cash Provided by Financing Activities	162,499	425,031	1,816,800

Net Increase (Decrease) in Cash	69,633	231,044	84,959

Cash - Beginning of Period	15,326	27,500	-

Cash - End of Period	$84,959	$258,544	$84,959

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

C.E. ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2009

						(Deficit)
			Additional	Additional		Accumulated
			Paid	Paid		During the
	Common stock		in	in	Subsciptions	Development
Description	Shares	Amount	Capital	Capital - Warrants	Received	Stage	Totals

Balance - January 30, 2007	-	$-	$-	$-	$-	$-	$-

Common stock issued to Directors for cash	52,000,000	52,000	(39,000)	-	-	-	13,000

Common stock issued for cash	30,400,000	30,400	7,600	-	-	-	38,000

Net (loss) for the period	-	-	-	-	-	(16,176)	(16,176)

Balance - July 31, 2007	82,400,000	82,400	(31,400)	-	-	(16,176)	34,824

Net (loss) for the period	-	-	-	-	-	(51,974)	(51,974)

Balance - July 31, 2008	82,400,000	82,400	(31,400)	-	-	(68,150)	(17,150)

Subscriptions received for stock not issued	-	-	-	-	137,469	-	137,469
Net (loss) for the period	-	-	-	-	-	(42,980)	(42,980)

Balance - July 31, 2009	82,400,000	82,400	- 31,400	-	137,469	- 111,130	77,339

Stock cancelled	(19,000,000)	(19,000)	19,000	-	-	-	-
Private placement - September 1, 2009 at $0.75 per share	100,000	100	74,900	-	-	-	75,000
Private placement - September 1, 2009 at $0.75 per share	83,334	83	6,266	56,151	-	-	62,500
Private placement - October 21, 2009 at $0.40 per share	250,000	250	99,750	-	(87,469)	-	12,531
Private placement - November 20, 2009 at $0.86 per share	348,837	348	32,358	267,294	-	-	300,000
Private placement - December 11, 2009 at $0.61 per share	819,672	820	51,891	447,289	-	-	500,000
Stock issued for mineral property	2,000,000	2,000	1,658,000	618,314	-	-	2,278,314
Stock issued for mineral property	300,000	300	248,700	-	-	-	249,000
Stock issued for mineral property	100,000	100	49,900	-	-	-	50,000
Private placement -	800,000	800	92,704	106,496	-	-	200,000
Fair value of warrants on mineral properties	-	-	-	1,236,628	-	-	1,236,628
Net (loss) for the period	-	-	-	-	-	(5,345,850)	(5,345,850)

Balance - July 31, 2010	68,201,843	68,201	2,302,069	2,732,172	50,000	(5,456,980)	(304,538)

Net (loss) for the period	-	-	-	-	-	(83,620)	(83,620)

Balance - October 31, 2010	68,201,843	$68,201	$2,302,069	$2,732,172	$50,000	$(5,540,600)	$(388,158)

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
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

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

    Internal Website Development Costs

Under FASB ASC350-50, Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred.  Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.  As of October 31, 2010, and 2009, the Company capitalized $10,573 related to its internal-use website development related to a new website as work in process.  During 2009, the old website development costs and related accumulated amortization were written-off to expense resulting in a loss on disposal in the amount of $2,267.

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

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended October 31, 2010, and 2009.

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

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of October 31, 2010, and 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
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

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2010, and 2009, and expenses for the periods ended October  31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

During the period from January 30, 2007, through October 31, 2010, American Sierra was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $13,000, and completed a capital formation activity to raise up to $38,000 from the sale of 30,400,000 shares of common stock (post forward stock split) through a PPO to various stockholders.  On November 7, 2007, American Sierra filed a Registration Statement on Form SB-2 with the SEC to register 30,400,000 shares of its common stock (post forward stock split) on behalf of selling stockholders.  The Registration Statement was declared effective by the SEC on November 20, 2007.  American Sierra did not receive any of the proceeds of this registration activity.  In July 2009, the Company also commenced a capital formation activity, through a PPO (“PPO #2”), to raise up to $137,500 through the issuance of 183,334 of its common shares (post forward stock split). American Sierra also intends to conduct additional capital formation activities through the issuance of its common stock and debt, and commence operations.  The company will pursue additional mineral property interests on an ongoing basis.

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
OCTOBER 31, 2010
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

(4)           Loan from Former Director and Stockholder

As of October 31, 2010, a loan from an individual who is a former Director, officer, and stockholder of the Company amounted to $27,301 (July 31, 2010 - $27,301).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

As of October 31, 2010, the Company owed to the former officers amounted to $111,000 (July 31, 2010 - $nil).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

 (5)           Loans Payable

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

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

On September 30, 2010, the  Company received a loan in the amount of $110,000.  The terms of this loan are in negotiations and thus there are no specific terms of repayment.

On October 12, 2010, the  Company received a loan in the amount of $110,000.  The terms of this loan are in negotiations and thus there are no specific terms of repayment.

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
OCTOBER 31, 2010
(Unaudited)

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

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)
Warrants

As of October 31, 2010, the Company has warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiry Date

October 20, 2009	348,837	$1.51	October 20, 2011
December 11, 2009	819,672	$1.07	December 11, 2011
January 15, 2010	500,000	$1.25	January 15, 2015
May 25, 2010	800,000	$0.44	May 26, 2015

 (7)           Income Taxes

The provision (benefit) for income taxes for the periods ended October 31, 2010, and 2009, were as follows (assuming a 15 percent effective tax rate):

		Three Months Ended
		October 31, 2010
		2010	2009

Current Tax Provision
	Federal-
	Taxable income	$-	$-

	Total Current tax provision	$-	$-

Deferred Tax Provision
	Federal-
	Loss carryforwards	$12,543	24,913
	Change in valuation allowance	$(12,543)	(24,913)

	Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of October 31, 2010 and July 31, 2010, as follows:

	October 31, 2010	July 31, 2010

Loss carryforward	$831,089	$818,547
Less - Valuation allowance	(831,089)	(818,547)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended October 31, 2010 and July 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of October 31, 2010, and 2009, the Company had approximately $5,540,600, and $5,456,980, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
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

As described in Note 4, as of October 31, 2010, the Company owed $27,301 (July 31, 2009 - $27,301) to an individual who is a former Director, officer, and stockholder of the Company.

As described in Note 4, as of October 31, 2010, the Company owed to the former officers amounted to $62,500.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

As described in Note 5, as of October 31, 2010, a loan for working capital purposes from an officer and stockholder of the Company amounted to $111,000.  The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

On September 29, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Johannes Petersen, whereby Mr. Petersen will serve as a Director and Chief Financial Officer of the Company.  Pursuant to the terms of the Consulting Agreement, the Company will pay Mr. Petersen $5,000 per month, and grant to him 1,000,000 restricted shares of the Company’s common stock as compensation for providing services as a Director.  On October 14, 2009, the Company’s Chief Executive Officer, Mr. Wayne Gruden, issued a private warrant to Mr. Johannes Petersen, providing him the right to acquire 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) currently held by Mr. Gruden, for a three-year period.  Such warrant is being provided to Mr. Petersen in connection with his Consulting Agreement described above.  Simultaneously with issuing Mr. Petersen the warrant, on October 15, 2009, Mr. Gruden also agreed to return for cancellation 19,000,000 shares of the Company’s common stock currently held under his name.  The cancellation of the 19,000,000 shares of common stock was effected subsequent to October 31, 2009. As of October 31, 2010, the Company owed Mr. Johannes Petersen $5,000 for his consulting services.

On November 3, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement #2”) with Mr. Wayne Gruden, whereby Mr. Gruden serves as a Director and President of the Company.  Pursuant to the terms of the Consulting Agreement #2, the Company will pay Mr. Gruden $40,000 for Director Services from August 1, 2009 to November 30, 2009.  Starting on December 1, 2009, the Company will pay $5,000 per month to Mr. Gruden. As of October 31, 2010, the Company owed Mr. Wayne Gruden $45,000 for his consulting services.

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
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

(11)           Contracts and Agreements

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)
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

AMERICAN SIERRA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

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

 Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the periods ended July 31, 2010, and July 31, 2009, regarding concerns about our ability to continue as a going concern.

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

Results of Operations

Three-months ended October 31, 2010 compared to the three-months ended October 31, 2009

We had a net loss of $83,620 for the quarter ended October 31, 2010, which was $82,465 greater than the net loss of $166,085 for the quarter ended October 31, 2009.  The significant change in our results over the two periods is primarily the result of decreases in overall expenditures as a result of the Company abandoning its mineral claims in the previous fiscal period and thus a reduction in activity.

Liquidity And Capital Resources

Our balance sheet as of October 31, 2010, reflects assets of $115,922.  We had cash in the amount of $84,959 and a working capital deficit in the amount of $398,731 as of October 31, 2010. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

	At October 31, 2010	At July 31, 2010

Current assets	$115,922	$45,155
Current liabilities	514,653	360,266
Working capital	$(398,731)	$(315,111)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

	Three-Months Ended
	October 31,
	2010	2009

Net Cash Provided by (Used in) Operating Activities	$(92,866)	$(70,389)
Net Cash Provided by (Used in) Investing Activities	-	(125,598)
Net Cash Provided by Financing Activities	162,499	425,031
Net Increase in Cash	$69,633	$231,044

Operating Activities

Net cash flow used in operating activities during the three-months ended October 31, 2010 was $92,866 – an increase of $22,477 from the $70,389 net cash outflow during the three-months ended October 31, 2009.

Investing Activities

Cash used in investing activities during the three-months ended October 31, 2010 was $nil, which was an decrease of $125,598 from the $125,598 of cash used in investing activities during the three-months ended October 31, 2009.  This decrease in the cash used in investing activities was primarily due to the acquisition of the Discovery Day Property and the Urique Property in 2009 with little investing in the current period.

Financing Activities

Financing activities during the three-months ended October 31, 2010, provided $162,499 to us, a decrease of $262,532 from the $425,031 provided by financing activities during the three-months ended October 31, 2009.

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

Revenues

We had no revenues for the quarter ended October 31, 2010.

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

AMERICAN SIERRA GOLD CORP.

Date: December 20, 2010	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Sole Officer
(Principal Executive Officer)

Date: December 20, 2010	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Sole Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Vandeberg		December 20, 2010
James Vandeberg	Sole Officer and Director