Form 10-K/A
period 2010-07-31
AMERICAN SIERRA GOLD CORP.
filed 2011-03-07
CIK 1415432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2 )

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

Our primary business focus is to evaluate, acquire, explore and develop gold properties in North America.   We have begun work on one project that consists of six mineral claims in the Adams Ridge area of British Columbia, Canada that the Company recently acquired (the “Adams Ridge Project”). We are in the exploration stage with respect to the Adams Ridge Project. Despite exploration work on the Adams Ridge Project, we have not established that there are any mineral reserves, nor can there be any assurance that we will be able to do so.

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

 Government Regulation and Mining Claims

Mining operations and exploration activities are subject to various federal, state, provincial and local laws and regulations in the United States and in Canada, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the Company is not registered in British Columbia, the claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust. The mineral title claims have been registered with the Government of British Columbia.

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to the Company and its mineral rights. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation both in the United States and Canada. We cannot predict the extent to which these requirements will affect the Company or its properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties. Since we are still in the exploratory stage, we do not have enough information to know which permits will be required, the specific timeframe for obtaining them, or the cost of the permitting and bonding process.

In the United States, the Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim granted under the General Mining Law of 1872, as amended (the “General Mining Law”).  The Federal government still owns the surface estate even though the subsurface can be controlled with a right to extract through claim staking. As we do not currently own mineral rights on U.S. public lands, our operations are not presently subject to administration by the Bureau of Land Management or the United States Forest Service. If we acquire mineral rights located on U.S. public lands in the future, we would then become subject to such administration since the Bureau of Land Management owns and controls the surface estate on U.S. public lands.

Private fee lands are lands that are controlled by fee-simple title by private individuals or corporations.  These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner.  Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners.  Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government.  These lands can be acquired for exploration and mining through lease or purchase from the owners.  Tribal lands are those lands that are under control by sovereign Native American tribes.  Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land. The Company currently has no mining claims on private fee lands or public land controlled by another entity.

Competition And Mineral Prices

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Given the continual increase in the value of gold, the business of acquiring, developing and/or exploring gold properties is more competitive than ever before.  Our competitors include companies with larger staffs, greater resources and equipment and, as such, those companies may be in a better position to compete for mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and, if we find mineral reserves, to achieve the financing necessary for us to extract the minerals.

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

Mining Properties And Projects

As discussed above, we currently have a 100% interest in six mineral claims in the Adams Ridge area of British Columbia, Canada. We are in the exploration stage with respect to the Adams Ridge Project. Despite exploration work on the Adams Ridge Project, we have not established that there are any mineral reserves, nor can there be any assurance that we will be able to do so.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

As the Company is not registered in British Columbia, its claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust. The mineral title claims have been registered with the Government of British Columbia.

Employees

As of October 29, 2010, we had no employees other than our sole director and executive officer. We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our acquisition and exploration activities.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks.  Also, we are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

ITEM 1A.  RISK FACTORS

The risks described below are the ones we believe are most important for you to consider.  We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the price of our common stock could decline.

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

We May Not Be Able To Secure Additional Financing To Meet Our Future Capital Needs Due To Changes In General Economic Conditions.

We anticipate needing significant capital to conduct further exploration and, if mineral reserves are found , development needed to bring our   Adams Ridge Project into production and/or to continue to seek out appropriate joint venture partners or buyers for certain mining properties.  We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs.  We may need new or additional financing in the future to conduct our operations or expand our business.  Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all.  From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes.  We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders.  If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

An Unsuccessful Material Strategic Transaction Or Relationship Could Result In Operating Difficulties And Other Harmful Consequences To Our Business.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.  From time to time, we may engage in discussions regarding potential acquisitions or joint ventures.  Currently, we have a joint venture agreement with Trinity Alps Resources, Inc. Subsequent to year ended July 31, 2010, the Company abandoned its mineral property interests and joint venture project with Trinity Alps Resources, Inc.  Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business and our results of operations.

Attraction And Retention Of Qualified Personnel Is Necessary To Implement And Conduct Our Mineral Exploration Programs.

Our future success will depend largely upon the continued services of our Board member and executive officer and other key personnel.  Our success will also depend on our ability to continue to attract and retain qualified personnel with mining experience.   Key personnel represent a significant asset for us, and the competition for qualified personnel is intense in the mineral exploration industry.

We may have particular difficulty attracting and retaining key personnel in the initial phases of our exploration programs.  We do not have key-person life insurance coverage on any of our personnel. The loss of one or more of our key people or our inability to attract, retain and motivate other qualified personnel could negatively impact our ability to complete our exploration programs.

RISKS ASSOCIATED WITH OUR INDUSTRY

Environmental Controls Could Curtail Or Delay Exploration And, If Mineral Reserves are Found , Development Of Our Mines And Impose Significant Costs On Us.

We are required to comply with numerous environmental laws and regulations imposed and enforced by foreign, federal, provincial, state and local authorities .  At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation Liability Act and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold and silver mining and processing.  In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue a surety bond.  This addition of cash collateral for a bond could have a significant impact on our ability to bring properties into production.

Many states have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations.  Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of mining operations.  Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater.  Although we believe that the mining properties we currently have an interest in are in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, and if we find mineral reserves , development and production activities.  Any of these results could force us to curtail or cease our business operations.

Proposed Legislation Affecting The Mining Industry Could Have An Adverse Effect On Us.

During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, which governs mining claims and related activities on federal lands.  For example, a broad based bill to reform the General Mining Law of 1872, the Hardrock Mining and Reclamation Act of 2007 (H.R. 2262) was introduced in the U.S. House of Representatives on May 10, 2007, and was passed by the U.S. House of Representatives on November 1, 2007, and was submitted to the U.S. Senate where no further action was taken.  More recently, on January 27, 2009, the Hardrock Mining and Reclamation Act of 2009 (H.R. 699) was introduced.  If enacted, this act will have several negative impacts on us including but not limited to: requiring royalty payments of 8% of gross income from mining a claim on Federal land, or 4% of claims on Federal land that are subject to an existing permit; and prohibition of certain areas from being open to the location of mining claims, including wilderness study areas, areas of critical environmental concern and related areas.  Subcommittee hearings for the bill were held on July 14, 2009. Because this bill was introduced in a previous session of Congress and no vote was taken by either the U.S. House of Representatives or the U.S. Senate, no more action can occur on it.

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

Development And Operation Of Mining Projects Involve Numerous Uncertainties.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible.

Mining development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of reserves;

•	anticipated metallurgical recoveries;

•	future gold and silver prices; and

•	anticipated capital and operating costs of such projects.

If mineral reserves are found, our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements.  Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

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

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our the property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

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

Our Applications For Exploration Permits May Be Delayed Or May Be Denied In The Future.

Exploration activities usually require the granting of permits from various governmental agencies.  For exploration drilling on unpatented mineral claims, a drilling plan must be filed with the Bureau of Land Management or the United States Forest Service, which may then take several months or more to grant the requested permit. Similar permits are required in Canada .  Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken.  Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence.  With all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits or the refusal to grant required permits may not be granted at all, all of which may cause delays and unanticipated costs in conducting planned exploration activities.  Any such delays or unexpected costs in the permitting process could result in serious adverse consequences to the price of our stock and to the value of your investment.

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

We are in the exploration stage with limited operating history and no revenues from our business activities.

For additional information on our business, please see Part 1, Item 1 “Business Overview” of this Annual Report.

The following is a discussion and analysis of our plan of operation for the year ended July 31, 2010, and the factors that could affect our future financial condition and plan of operation.

Going Concern Consideration

Concerns have been raised by our accountants about our ability to continue as a going concern.

While no steps have been taken by the Company, due to the doubt about our ability to continue as a going concern, the Company may in the future explore new business opportunities that the Company believes would be beneficial to its shareholders . Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.  If we are unable to secure adequate capital to continue our acquisition and exploration efforts, our business may fail and our stockholders may lose some or all of their investment.

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

Liquidity And Capital Resources

Our balance sheet as of July 31, 2010, reflects assets of $55,728.  As we had cash in the amount of $15,326 and a working capital deficit in the amount of $315,111 as of July 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. If our revenues do not meet our expectations, the Company may require up to $250,000 of investor capital in order to continue to operate .

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

During the past two fiscal years, we had an operating lease commitment for office space with a monthly lease rate of $214 plus additional fees.  We terminated the lease as part of the change in our business plan.   We currently maintain our corporate offices at 601 Union St, Ste 4500, Seattle, WA 98101 and pay no rent on the space.  This space is sufficient until we commence full operations.

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

ITEM 8.  FINANCIAL STATEMENTS

Our consolidated unaudited financial statements appear beginning at page F-1. It has recently come to the Company’s attention that Etania Audit Group, P.C. was not duly licensed when it issued its audit opinion on the Company’s financial statements for the years ended July 31, 2010 and July 31, 2009 (the “Financial Statements”). Accordingly, the Financial Statements are not considered to be audited. The Company’s new independent accountant, Thomas J. Harris, CPA, has commenced an audit of the Financial Statements. Upon the issuance of an audit opinion on the Financial Statements by Harris, the Company will file an amendment to this Annual Report on Form 10-K containing the report and audited Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On January 21, 2011, the Company dismissed Etania Audit Group, P.C., formerly Davis Accounting Group, P.C., and engaged the accounting firm of Thomas J. Harris, CPA as the Company’s independent public accountant to audit its financial statements. Please see the Company’s disclosure in its report on Form 8-K filed with the SEC on March 1, 2011 for more information about the change in accountants, which disclosure is incorporated herein by reference.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current director and executive officer and any directors or executive officers that served with us in the period covered by this Annual Report, and the positions held by each person.  There are no family relationships among our directors and executive officers.

Name	Age	Position

James Vandeberg	66	Sole Executive Officer and Director
Wayne Gruden	49	Former Sole Executive Officer and Director
Johannes Petersen	38	Former Chief Financial Officer and Director

Biographies

James Vandeberg. Mr. Vandeberg has served as the sole director and executive officer of the Company since October 20, 2010 . He has been an attorney practicing in Seattle, Washington since 1996 . He specializes in corporate finance with an emphasis on securities and acquisitions. Prior to practicing in Seattle , he was counsel and secretary to two NYSE listed companies. Mr. Vandeberg is a member and former Director of the American Society of Corporate Secretaries. He graduated from NYU Law School in 1969 where he was a Root-Tilden Scholar and holds a BA degree in accounting. Mr. Vandeberg is a director of Legend Oil and Gas, Ltd. (formerly SIN Holdings, Inc.), REGI US, Inc., IAS Energy, Inc. and ASAP Holdings, Inc., all of which are reporting companies on the OTCBB.

Wayne Gruden.  Mr. Gruden was appointed as a director and our Chief Executive Officer on March 25, 2009, and as Secretary, Chief Financial Officer, and Treasurer on October 20, 2010. He resigned as sole director and executive officer of the Company on Mr. Gruden has over twenty-five years experience investing in capital markets with a strong emphasis on strategic investments. After ten years with Syncrude Canada, Mr. Gruden expanded his investment in property developments in Canada and added large stakes in real estate holdings in Antigua and Mexico.  Mr. Gruden aided in raising capital for various ventures and public companies for 15 years totaling in the tens of millions USD.  Along with developing properties, he owns and operates a successful beachfront restaurant in Antigua.  In 2006, he became a naturalized citizen of Antigua and Barbuda.

Johannes Petersen. On September 29, 2009, Mr. Petersen was appointed as a director and our Chief Financial Officer.  He resigned as a director and our Chief Financial Officer on September 10, 2010. Mr. Petersen holds a BSc in Economics from Universidad del Pacifico (Peru) and an MBA degree from the London Business School (UK).  He brings to the Company experience gained from multiple managerial and directorship positions within diverse private and public companies. Since completing his business school studies, Mr. Petersen gained business development and business planning experience with an emphasis in the resources industry.  He has worked in business planning and development for natural resource projects and has also covered several functions within the financial services industry, ranging from fixed income to currency trading.  Mr. Petersen currently sits on the board of directors of Reflection Oil & Gas Partners Ltd., a private UK company, Tiger Oil & Gas Corporation Ltd, a private UK company of which he was a founder, Hainan Mining Corporation Ltd., a private UK company of which he was a founder, and Century Petroleum Corp. (f/k/a SOM Resources Inc.), a U.S. public company, currently quoted on the Pink Sheets, of which he was a founder and is currently a director. Mr. Petersen formerly worked for Dragon Gold Resources Inc. (n/k/a Edgeline Holdings, Inc.), a U.S. company previously listed on the OTC Bulletin Board and formerly worked in Lima, Peru for the following: Peru Scan Trading SAC, Credibolsa SAB, Banco de Credito del Peru and CONASEV (Peruvian securities regulation agency equivalent to the SEC).

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended July 31, 2010, and July 31, 2009, respectively:

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Vandeberg Sole Officer	2010	$0	$0	0	$0	$0	$0	$0	$0
	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Former Executive Officers
Johannes Petersen(2)	2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wayne Gruden(3)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)           The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended June 30, 2010, and 2009 in accordance with SFAS 123(R).

(2)            Mr. Petersen resigned from the position of Chief Financial Officer on September 10, 2010, and from the position of director on March 26, 2009. Mr. Peterson received a consulting fee of $5,000 per month from March 2009 to Septembeer 2010.

(3)           Mr. Gruden resigned as sole executive officer of the Company on October 20, 2010.

Outstanding Equity Awards at July 31, 2010 Year-End

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options Excercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Vandeberg CEO	0	0	0	-	-	0	-	0	-

Former Executive Officers

J ohannes Petersen	0	0	0	-	-	0	-	0	-

Wayne Gruden	0	0	0	-	-	0	-	0	-

Compensation of Directors

Our director receives reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage him to perform services on our behalf.  In such cases, we will compensate him for his services at rates no more favorable than could be obtained from unaffiliated parties. Our director has not received any compensation for the fiscal year ended July 31, 2010.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our current director and officer.

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

Name and Address	Common Shares Owned	Exercisable Options and Warrants (1)		Total	Percentage

Wayne Gruden, former executive officer and director 200 S. Virginia, 8th Floor, Reno, Nevada 89501	33,000,000	0		33,000,000	48.39%

James Vandeberg, executive officer and director c/o American Sierra Gold Corp. 601 Union St Ste 4500 Seattle, WA 98101	0	0		0	-

All directors and officers as a group ( 1 person)	0		0	0	-

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

Related Party Transactions

The Company has not entered into any reportable transaction nor are there any proposed reportable transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest. The Company has, however, received funds in the form of loans from its former directors and officers as disclosed in Notes 4, 5 and 9 of the Financial Statements attached hereto, which disclosure is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees paid for the annual audit of the Company’s financial statements included in our Annual Report for the year ended July 31, 2010, and the review of our quarterly reports for such years amounted to $4,500. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2009, and the review of our quarterly reports for such year, amounted to $8,500.

Audit Related Fees. For the fiscal years ended July 31, 2010, and July 31, 2009, we paid $Nil and $Nil , respectively, to Etania Audit Group P.C. (formerly Davis Accounting Group, P.C.) for other audit related fees.

Tax Fees. For the years ended July 31, 2010, and July 31, 2009, we paid $Nil and $Nil, respectively, to Etania Audit Group P.C. for tax fees.

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

AMERICAN SIERRA GOLD CORP.

Date: March 7, 2011	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Sole Officer
(Principal Executive Officer)

Date: March 7, 2011	By:	James Vandeberg
Name: James Vandeberg
Title: Sole Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Vandeberg		March 7, 2011
James Vandeberg	Principal Executive Officer, Principal Accounting and Financial Officer and sole Director

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

   Notes to Financial Statements July 31, 2010, and 2009                                                                                                                       F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

[NONE]

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JULY 31, 2010, AND 2009 (NOT AUDITED)

ASSETS
	July 31,
	2010 (Not Audited)	2009 (Not Audited)
Current Assets:
Cash	$15,326	$27,520
Prepaid expenses	29,829	-

Total current assets	45,155	27,520

Property and Equipment:
Mineral properties	-	350,000
JV Investment	-	-
Work in progress - Website software costs	10,573	10,573

Total property and equipment	10,573	360,573

Total Assets	$55,728	$388,093

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$9,764	$3,711
Accrued liabilities	34,701	13,742
Due to related party - Former officer and stockholder	195,801	133,301
Loans payable	120,000	160,000

Total current liabilities	360,266	310,754

Total liabilities	360,266	310,754

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
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2010 (NOT AUDITED)

			Cumulative
	July 31,		From
	2010 (Not Audited)	2009 (Not Audited)	Inception (Not Audited)

Revenues	$-	$-	$-

Expenses:
Exploration costs	4,880	-	4,880
General and administrative -
Legal fees	165,218	18,128	206,684
Audit fees	27,514	11,250	50,264
Transfer agent fees	4,514	651	17,493
Consulting fees	130,000	-	137,500
Filing fees	4,544	1,238	8,743
Insurance	18,388	-	18,388
Internet web hosting and research	-	-	3,900
Investor relations	88,413	-	88,413
Office rent & misealleous	16,505	2,200	21,895
Amortization	-	1,275	2,833
Organization costs	-	-	1,000
Bank fees	1,477	-	1,477
Other	-	4	879

Total general and administrative expenses	456,573	34,746	559,469

(Loss) from Operations	(461,453)	(34,746)	(564,349)

Other Income (Expense)
(Loss) on write-off of mineral properties	(4,851,271)	-	(4,851,271)
(Loss) on write-off website software costs	-	(2,267)	(2,267)
Investment income(loss)	(21,269)	-	(21,269)
Interest (expense)	(11,857)	(5,967)	(17,824)

Provision for income taxes	-	-	-

Net (Loss)	$(5,345,850)	$(42,980)	$(5,456,980)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.08)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	70,970,653	82,400,000

The accompanying notes to financial statements are
an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2010 (NOT AUDITED)

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
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2010 (NOT AUDITED)

			Cumulative
	July 31,		From
	2010 (Not Audited)	2009 (Not Audited)	Inception (Not Audited)
Operating Activities:
Net (loss)	$(5,345,850)	$(42,980)	$(5,456,980)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	-	1,275	2,833
Loss on write-off of website software costs and mineral properties	4,851,271	2,267	4,853,538
Loss on Joint Venture Investment	21,269	-	21,269
Changes in assets and liabilities-			-
Prepaid expenses	(29,829)	301	(29,829)
Accounts payable - Trade	6,053	(3,617)	9,764
Accrued liabilities	20,959	10,242	34,701

Net Cash (Used in) Operating Activities	(476,127)	(32,512)	(564,704)

Investing Activities:
Website software costs	-	(10,573)	(15,673)
Mineral properties	(708,598)	(350,000)	(1,058,598)

Net Cash (Used in) Investing Activities	(708,598)	(360,573)	(1,074,271)

Financing Activities:
Issuance of common stock for cash	1,237,500	-	1,288,500
Common stock subscription	(87,469)	137,469	50,000
Proceeds from related party- Former officer and stockholder	62,500	118,176	195,801
Proceeds from loans payable	-	200,000	200,000
Payment of principal on loans payable	(40,000)	(40,000)	(80,000)

Net Cash Provided by Financing Activities	1,172,531	415,645	1,654,301

Net Increase (decrease) in Cash	(12,194)	22,560	15,326

Cash - Beginning of Period	27,520	4,960	-

Cash - End of Period	$15,326	$27,520	$15,326

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Warrants

As of July 31, 2010, the Company had warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiration Date

October 20, 2009	348,837	$1.51	October 20, 2011
December 11, 2009	819,672	$1.07	December 11, 2011
January 15, 2010	500,000	$1.25	January 15, 2015
May 26, 2010	800,000	$0.44	May 26, 2015
Total	2,468,509

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