Form 10-Q
period 2011-01-31
AMERICAN SIERRA GOLD CORP.
filed 2011-03-17
CIK 1415432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  January 31, 2011

☐	TRANISITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission File No.:       000-52927

AMERICAN SIERRA GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0528416
(State or Other Jurisdiction	(I.R.S. Employer Identification
Of Incorporation or Organization)	Number)

601 Union Street, Suite 4500 Seattle, WA	98101
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐              No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 1, 2011, there were 68,201,843 shares of the registrant’s common stock issued and outstanding, exclusive of treasury shares.

AMERICAN SIERRA GOLD CORP.
(formerly C.E. Entertainment, Inc.)
(an Exploration Stage Company)
__________________

Index to
Quarterly Report on Form 10-Q
For the Quarter Ended January 31, 2011

		Page
PART I – FINANCIAL INFORMATION
Item 1	Financial Statements…………………………………………………………………...........................	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations…	20
Item 4T	Controls and Procedures…………………………………………………………………………........	24
PART II – OTHER INFORMATION
Item 1	Legal Proceedings………………………………………………………………………………...........	25
Item 2	Unregistered Sales of Equity and Use of Proceeds………………………………………………...	25
Item 6	Exhibits…………………………………………………………………………………………..............	26
SIGNATURES……………………………………………………………………………………...........................		27
EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

AMERICAN SIERRA GOLD CORP.
(formerly C.E. Entertainment, Inc.)
(an Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page No.
Balance Sheet:
At January 31, 2011 and July 31, 2010	4

Statements of Operations:
For the three and six months ended January 31, 2011	5

Statements of Cash Flows:
For the six months ended January 31, 2011 and 2010	7

Notes to Financial Statements:
January 31, 2010	9

AMERICAN SIERRA GOLD CORP.
(formerly C.E. Entertainment, Inc.)
(an Exploration Stage Company)

BALANCE SHEETS
AS OF JANUARY 31, 2011 AND 2010

	January 31,	July 31,
	2011 (unaudited)	2010 (unaudited)
ASSETS
Current assets:
Cash	$43,614	$15,326
Prepaid expenses		29,829
		-
Total current assets	43,614	45,155

Other Assets
Mining Claims	-	-
Website software	10,573	10,573
Total Other Assets	10,573	10,573
Total assets	$54,187	$55,728

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$4,135	$44,465
Related party loans	138,300	195,801
Loans payable	340,000	120,000
Total current liabilities	482,435	360,266

Total liabilities	482,435	360,266

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 2,000,000,000 authorized,
68,201,843 and 68,201,843 shares issued and outstanding	68,201	68,201
Capital in excess of par value	5,034,241	5,034,241
Stock subscription payable	50,000	50,000
Deficit accumulated during the development stage	(5,580,690)	(5,456,980)
Total stockholders' equity	(428,248)	(304,538)
Total liabilities and stockholders' deficit	$54,187	$55,728

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
(formerly C.E. Entertainment, Inc.)
(an Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011

	Three Months January 31, 2011 (unaudited)	Three Months January 31, 2010 (unaudited)	Six Months January 31, 2011 (unaudited)	Six Months January 31, 2010 (unaudited)	Cumulative Inception, January 30, 2007 Through January 31, 2011 (unaudited)

Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Cost of Sales	-	-	-	-	-
General and administrative expenses:
Exploration costs				4,880	4,880
Consulting	21,678	40,000	42,276	75,000	179,776
Insurance	5,616	3,495	9,261	3,495	27,649
Investor relations	720	23,270	720	55,014	115,369
Legal fees	1,020	82,397	56,130	160,003	262,814
Tax and license	1,125	-	1,125	-	1,125
Bank charges	1,606	561	259	710	1,736
Accounting	3,000	3,750	5,531	7,556	55,795
Other office and miscellaneous	3,056	5,712	5,005	14,243	35,512
Total operating expenses	37,821	159,185	120,307	320,901	684,656

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
(formerly C.E. Entertainment, Inc.)
(an Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011

	Three Months January 31, 2011 (unaudited)	Three Months January 31, 2010 (unaudited)	Six Months January 31, 2011 (unaudited)	Six Months January 31, 2010 (unaudited)	Cumulative Inception, January 30, 2007 Through January 31, 2011 (unaudited)

(Loss) from operations	(37,821)	(159,185)	(120,307)	(320,901)	(684,656)

Other income (expense):
Interest income					-
Loss on write-off of mineral properties		(25,000)		(25,000)	(4,851,271)
Loss on write-off of website software costs					(2,267)
Investment losses		(5,773)		(5,773)	(21,269)
Interest (expense)	(2,269)	(2,461)	(3,403)	(6,687)	(21,227)
(Loss) before taxes	(40,090)	(192,419)	(123,710)	(358,361)	(5,580,690)
Provision (credit) for taxes on income	-		-		-
Net (loss)	$(40,090)	$(192,419)	$(123,710)	$(358,361)	$(5,580,690)
Basic earnings (loss) per common share	$(0.0006)	$(0.0029)	$(0.0018)	$(0.0048)
Weighted average number of shares outstanding	68,201,843	65,934,834	68,201,843	74,242,689

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
(formerly C.E. Entertainment, Inc.)
(an Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2011 AND 2010

			Cumulative,
			Inception,
			January 30,
	Six Months	Six Months	2007 Through
	January 31,	January 31,	January 31,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)
Cash flows from operating activities:
Net (loss)	$(123,710)	$(358,361)	$(5,580,690)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Amortization			2,833
Loss on write off of mineral property		25,000	4,851,271
Loss on write off of website			2,267
Loss on joint venture			21,269
Change in current assets and liabilities:
Prepaids	29,829	(21,193)	-
Deposits			-
Accounts payable and accrued expenses	(40,330)	134,544	4,135
Net cash flows from operating activities	(134,211)	(220,010)	(698,915)
Cash flows from investing activities:
Website development	-	-	(15,673)
Purchase of Mining Rights	-	(406,598)	(1,058,598)
Net cash flows from investing activities	-	(406,598)	(1,074,271)
Cash flows from financing activities:
Proceeds from sale of common stock	-	1,037,500	1,288,500
Stock subscription payable	-	(87,469)	50,000
Payments to related party	(57,501)		138,300
Proceeds/(Payment) of notes payable	220,000	(40,000)	340,000

Net cash flows from financing activities	162,499	910,031	1,816,800
Net cash flows	28,288	283,423	43,614

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
(formerly C.E. Entertainment, Inc.)
(an Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2011 AND 2010

Cumulative,
Inception,
January 30,
	Six Months	Six Months	2007 Through
	January 31,	January 31,	January 31,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)
Cash and equivalents, beginning of period	15,326	27,520	-
Cash and equivalents, end of period	$43,614	$310,943	$43,614

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Note 1 - Summary of Significant Accounting Policies

     General Organization and Business

American Sierra Gold Corp. (“American Sierra” or the “Company”) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on January 30, 2007.  The original business plan of the Company was to engage in the marketing and sale of Ukrainian classical music.  Effective May 19, 2009, the Company changed its name from C.E. Entertainment, Inc. to American Sierra Gold Corp. by way of a merger with its wholly owned subsidiary American Sierra Gold Corp., which was formed solely for the purpose of a change in name.  In addition, the Company changed its focus to a business plan involving the acquisition, exploration, development, mining, and production of precious metals, with emphasis on gold and silver.  The Company has not established the existence of a commercially minable deposit and therefore has not reached the development stage and is considered to be in the exploration stage.

The Company is an exploration stage company engaged in the acquisition and exploration of precious metal mineral properties in North America. In November 2010, the Company acquired a 100% undivided interest in six mineral claims in the Adams Ridge area of British Columbia, Canada (“Adams Ridge Claims”) totaling approximately 2,479 hectares. The Adams Ridge Claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust, as required by the B.C. Mineral Tenure Act. The claims have been registered with the Government of British Columbia. The Company’s plan of operation is to conduct mineral exploration activities on the Adams Ridge Claims in order to assess whether the sites  possesses mineral deposits of gold or other precious metals in commercial quantities, capable of commercial extraction. The Company has ceased exploration activities due to budgetary constraints and, therefore, has not established whether there are mineral reserves at the Adams Ridge Claims sites, nor can there be any assurance that the Company will be able to commence exploration activities.

     Basis of presentation

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results for the six months ended January 31, 2011 are not necessarily indicative of the results to be expected for the full year ending July 31, 2011.

Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.  Changes in classification of 2009 amounts have been made to conform to current presentations.

     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Cash and cash equivalents. For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Note 1 - Summary of Significant Accounting Policies (continued)

     Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty-nine years.

    Fair value of financial instruments and derivative financial instruments

We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

     Federal income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

     Net income per share of common stock

We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  We do not have a complex capital structure requiring the computation of diluted earnings per share.

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

Note 1 - Summary of Significant Accounting Policies (continued)

   Mineral Properties

The Company is currently engaged in the business of acquiring and exploring mineral claims, with an emphasis on gold and silver.  Mineral claim and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserves, the exploration costs, along with mine development costs, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

    Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

At the beginning of November 2010, the Company abandoned the Urique Project in Mexico and the Discovery Day Gold Project in California. Subsequent to the fiscal year ended July 31, 2010, the Company also abandoned its mineral property interests and Joint Venture project with Trinity Alps Resources, Inc.

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

Note 2 - Uncertainty, going concern

At January 31, 2011, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. While no steps have been taken by the Company, due to the doubt about its ability to continue as a going concern, the Company may in the future explore new business opportunities that the Company believes would be beneficial to its stockholders.  Although the Company is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers to perform essential functions with minimal compensation.  These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Change in Management

On September 9, 2008, Mr. George Daschko resigned as the Company’s President and Director.  On the same date, the Company elected Mr. Alexander Hornostai to the office of President and Mr. Dmitriy Ruzhytskiy as a member of the Board of Directors.

Mr. George Daschko also sold his interest in the Company of 24,000,000 shares of common stock (post forward stock split) to Mr. Ruzhytskiy, which resulted in a change of beneficial ownership in securities.

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

Note 4 - Related Party Loans

As of January 31, 2011, the Company owed $27,301 to a former Director, officer, and stockholder of the Company in connection with a loan made to the Company in the amount of $27,301 on July 31, 2009.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

As of January 31, 2011, the Company owed $62,500 to its former officers in connection with loans made to the Company in the amount of $62,500 in November 2009.  The loans were provided for working capital purposes, and is unsecured, non-interest bearing, and have no specific terms of repayment.

As of January 31, 2011, the Company owed $106,000 to a former officer of the in connection with a loan made to the Company in the amount of $106,000 on July 31, 2009.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

Note 5 - Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third party for working capital purposes.  The loan is unsecured, bears interest at 8 percent per annum, and was due on February 11, 2010.  The loan term has not been extended and is due on demand.

On April 3, 2009, the Company borrowed $125,000 from a third party under a promissory note.  The loan is unsecured, bears interest at 10 percent per annum, and was due and payable on April 3, 2010.  On July 20, 2009, the Company made a principal payment of $40,000 on this loan.  On October 2, 2009, the Company made a principal payment of $25,000 on this loan. On November 9, 2009, the Company made a principal payment of $15,000 on this loan.  The loan term has not been extended and is now due on demand.  The current balance of this note is $45,000.

Note 6 - Common Stock

On January 30, 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) valued at a price of $0.00025 per share to Directors and officers for cash proceeds of $13,000 (see Note 9).

In February 2007, the Company commenced a capital formation activity through a private placement offering (PPO #1), exempt from registration under Regulation S the Securities Act of 1933, as amended, to raise up to $38,000 through the issuance 30,400,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.00125 per share.  As of March 31, 2007, the Company fully subscribed PPO #1, and received proceeds of $38,000 whereupon it issued 30,400,000 shares to 38 foreign, non-affiliated investors.

In addition, on November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 30,400,000 shares of its common stock (post forward stock split) on behalf of selling stockholders.  The Registration Statement was declared effective by the SEC on November 20, 2007.  The Company did not receive any of the proceeds from this registration activity.

Effective May 19, 2009, the Company declared a forty (40) for one (1) forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company was increased from 50,000,000 shares of common stock with a par value of $0.001 to 2,000,000,000 shares of common stock with a par value of $0.001, and correspondingly its issued and outstanding capital stock increased from 2,060,000 shares of common stock to 82,400,000 shares of common stock.

In July 2009, the Company commenced a capital formation activity through a private placement offering (PPO #2), exempt from registration under the Securities Act of 1933, as amended, to raise up to $137,500 through the issuance 183,334 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.75 per share to two (2) non-U.S. individuals.  Proceeds of $137,469 related to PPO#2 were received before July 31, 2009, as a subscription payment.  On September 1, 2009, the Company issued 100,000 shares of common stock (post forward stock split) and, on November 16, 2009, the Company issued an additional 83,334 shares of common stock (post forward stock split) to the investors in connection with PPO #2.

In September 2009, the Company commenced a capital formation activity through a private placement offering (PPO #3), exempt from registration under the Securities Act of 1933, as amended, to raise up to $100,000 through the issuance 250,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.40 per share.  On October 1, 2009, the Company issued 250,000 shares of common stock (post forward stock split) to the investors in connection with PPO #3.

In November 2009, the Company canceled 19,000,000 shares of common stock (post forward stock split) that were forfeited by Mr. Wayne Gruden, a former Director and officer of the Company.

On November 20, 2009, the Company closed a private placement offering (PPO #4) where it issued 348,837 units at a price of $0.86 per share for total proceeds of $300,000.  Each unit consists of one common share (post forward stock split) and one share purchase warrant allowing the holder to purchase a share at a price of $1.51 per share over a 2 year period.

On December 11, 2009, the Company closed a private placement offering (PPO #5) where it issued 819,672 units at a price of $0.61 per share for total proceeds of $500,000. Each unit consists of one share of common stock (post forward stock split) and one share purchase warrant allowing the holder to purchase a share at a price of $1.07 per share over a 2 year period.

Note 6 - Common Stock (continued)

On October 19, 2009, as required per the company’s joint venture agreement with respect to Trinity Alps Property (“Trinity Alps Joint Venture”), the Company issued 2,000,000 restricted shares and 2,000,000 warrants with an exercise price of $1.25 per share with a term of five years.  This satisfies all equity issuances as required by the joint venture agreement. As of October 19, 2009, the 2,000,000 shares of common stock were valued at $1,660,000. The warrants to purchase 2,000,000 shares of the common stock of the Company were later forfeited by Trinity Alps Property in connection with the termination of the Trinity Alps Joint Venture and canceled by the Company.

On December 8, 2009, the Company issued 300,000 shares of common stock (post forward stock split) in connection with the Trinity Alps Joint Venture. This transaction was valued at $249,000.

On March 22, 2010, the Company issued 100,000 shares of common stock (post forward stock split) in connection with the Trinity Alps Joint Venture. This transaction was valued at $44,000.

On May 25, 2010, the Company closed a private placement offering whereby it issued 800,000 units for $200,000 dollars.  The offering was exempt from registration under the Securities Act of 1933, as amended. Each unit consists of one common share and one share purchase warrant allowing the holder to purchase a share at a price of $0.44 per share with a term of five years.

Warrants

As of January 31, 2011, the Company had warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiration Date

October 20, 2009	348,837	$1.51	October 20, 2011
December 11, 2009	819,672	$1.07	December 11, 2011
January 15, 2010	500,000	$1.25	January 15, 2015
May 25, 2010	800,000	$0.44	May 26, 2015
Total	2,468,509

Note 7 - Income Taxes

The provision (benefit) for income taxes for the years ended July 31, 2010, and 2009, were as follows:

	Year Ended July 31,
	2010	2009
Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$801,878	$6,447
Change in valuation allowance	(801,878)	(6,447)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2010, and 2009, as follows:

	July 31,
	2010	2009

Loss carryforwards	$818,547	$16,669
Less - Valuation allowance	(818,547)	(16,669)

Total net deferred tax assets	$-	$-

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

Note 8 - Related Party Transactions

As described in Note 4, in January 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) to Directors and officers of the Company for cash proceeds of $13,000.

As described in Note 3, on September 9, 2008, Mr. George Daschko resigned from the positions of President and Director.  Mr. George Daschko also sold his interest in the Company of 24,000,000 shares of common stock (post forward stock split) to the newly appointed Director and officer of the Company.

Note 8 - Related Party Transactions (continued)

As described in Note 4 and incorporated herein by reference, the Company has received several loans from former Directors and officers and current and former stockholders of the Company.

On September 29, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Johannes Petersen, whereby Mr. Petersen agreed to serve as a Director and the Chief Financial Officer of the Company.  Pursuant to the terms of the Consulting Agreement, the Company agreed to pay Mr. Petersen $5,000 per month, and issue to him 1,000,000 restricted shares of the Company’s common stock as compensation for providing services as a Director.  On October 14, 2009, the Company’s Chief Executive Officer, Mr. Wayne Gruden, issued a private warrant to Mr. Petersen, providing him with the right to acquire 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) currently held by Mr. Gruden at a price of $1.25 per share with a three-year term.  Such warrant was provided to Mr. Petersen in connection with his Consulting Agreement described above.    The warrants to purchase 1,000,000 shares of the Company’s common stock have been forfeited by Mr. Gruden and canceled by the Company.

Simultaneously with issuing Mr. Petersen the warrant, on October 15, 2009, Mr. Gruden also agreed to return for cancellation 19,000,000 shares of the Company’s common stock currently held under his name.  The cancellation of the 19,000,000 shares of common stock was effected subsequent to October 31, 2009.

On November 3, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement #2”) with Mr. Wayne Gruden, whereby Mr. Gruden agreed to serve as a Director and the President of the Company.  Pursuant to the terms of the Consulting Agreement #2, the Company agreed to pay Mr. Gruden $40,000 for serving as a Director from August 1, 2009 to November 30, 2009.  Starting on December 1, 2009 until his termination in October 2010, the Company paid $5,000 per month to Mr. Gruden for the services he provided to the Company.

Note 9 - Commitments and Contingencies

During 2009 and 2008, the Company had an operating lease commitment for office space with an unrelated third party.  The monthly lease rate was $214 plus miscellaneous fees.  For the years ended July 31, 2009, and 2008, the Company recorded rent expense of $2,200, and $2,449, respectively.  The Company terminated the operating lease commitment as part of the change in its business plan.

On October 1, 2009, the Company entered into an operating lease agreement for office space with an unrelated third party.  The quarterly lease rate was $319.  Rent expense for the year ended July 31, 2010, was $1,317. The Company terminated this lease commitment in May 2009.

As of January 31, 2011, the Company pays $500.00 per month on the space it is using as its corporate offices.  The Company plans to remain in this space until it is no longer suitable for its operations or circumstances demand otherwise.

Note 10 - Contracts and Agreements

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

Note 10 - Contracts and Agreements (continued)

Pursuant to the terms of the Option Agreement, American Sierra was granted two (2) exclusive and separate rights and options (the “First Option” and the “Second Option”) to acquire undivided legal and beneficial interests of up to 100 percent in the Property free and clear of all liens, charges, and claims of others.

In order to exercise the First Option, which gives the Company an undivided 90 percent interest in the Property, the Company is required to do the following:

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

Provided the Company exercises the First Option to acquire the 90 percent undivided interest in the Property, the Company may then exercise the Second Option by doing the following:

(a)	issuing to Yale an additional 500,000 shares of common stock (post forward stock split);
(b)	completing sufficient drilling in order to calculate a resource estimate on or before the seventh anniversary of the effective date of the Option Agreement; and
(c)	paying to Yale $0.75 for every equivalent ounce of silver identified from the resource estimate prepared for the Property.

During the year-ended July 31, 2010, the Company abandoned its Options to acquire the Property and any costs related to the acquisition of the Property have been written off.

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

Note 10 - Contracts and Agreements (continued)

Under the Share Agreement, each unit consists of one share of common stock of the Company, and a warrant (the “Purchase Warrant”) to purchase an additional share of common stock of the Company.  The price of each unit is equal to 75 percent of the weighted average closing price of common stock of the Company, as quoted by NASDAQ, or other source agreed to by the parties, for the preceding ten days prior to each subscription advance to purchase units.  The purchase price under each Purchase Warrant to acquire one additional share of common stock shall be 175 percent of the unit price at which the unit containing the Purchase Warrant being exercised was issued. As of January 31, 2011, Tobermory held 800,000 shares of common stock of the Company.

The Company plans to use the proceeds under the Share Agreement for operating expenses, acquisitions, working capital, and general corporate activities.

   Joint Venture Agreement

On October 19, 2009, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Trinity Alps Resources, Inc. (“Trinity Alps”), whereby the Company agreed to contribute up to a total of $2,000,000 over a period of two years in order to obtain a 75 percent ownership interest in the entities owning and operating certain mineral claims and property for the production of gold covering approximately 950 acres in Northern California.  The Company paid Trinity Alps the aggregate sum of $125,000, in part, as a signing fee and, in part, for the exclusivity period to negotiate a definitive agreement pursuant to the parties’ non-binding letter of intent, which funds would have gone toward the ultimate $2,000,000 to be contributed by the Company to obtain its 75 percent interest.  Under the terms of the JV Agreement, the Company would contribute an additional $150,000 at closing and $150,000 within three months of closing (collectively, the “First Semester Payment”), as well as $300,000 within six months of closing (the “Second Semester Payment”).  Both the First Semester Payment and Second Semester Payment were to be included in the aggregate sum of $2,000,000 to be contributed by the Company no later than two years from closing, to obtain its 75 percent interest.

In furtherance of the JV Agreement, the parties formed two entities to hold and operate the mineral claims.  The Company received an immediate 7 percent ownership stake in each of such entities in exchange for its initial contributions, and thereafter, incrementally increased its ownership interest by 1 percent for each additional $40,000 contributed.  The Company was to be capped at a 40 percent ownership interest level in each entity until the full $2,000,000 was contributed and earmarked for expenditure with respect to the properties, at which point, the Company’s ownership interest would automatically increase to 75 percent in each entity.

Further, and as an additional inducement for Trinity Alps to enter into the Transaction, the Company agreed, at closing, to issue to Trinity Alps 2,000,000 shares of the Company’s common stock and warrants to purchase an additional 2,000,000 shares of common stock at a purchase price of $1.25 per share with a term of 5 years. Such shares and warrants were to be held in trust, and issued in increments of 500,000 shares and 500,000 warrants at certain intervals following the closing.

Additionally, in accordance with the terms of the JV Agreement, the Company agreed to grant Trinity Alps the right to designate such number of individuals to the Company’s Board of Directors as to constitute one-third of the full membership of the Board during the term of the JV Agreement.  After the completion of the term of the JV Agreement, the number of individuals designated by Trinity Alps as members of the Board of Directors of the Company may be reduced from one-third to one-fifth of the full membership of the Board.

Note 10 - Contracts and Agreements (continued)

On December 8, 2009, the Company closed the JV Agreement with Trinity Alps.  At closing, the Company (1) contributed $150,000 to an escrow account for the benefit of Trinity Alps, and (2) issued 2,000,000 shares of the Company’s common stock and warrants to purchase an additional 2,000,000 shares of the common stock to Trinity Alps.

This transaction has been accounted for using the equity method of accounting as the Company has been deemed to have significant influence over the operations of the Joint Venture.  All equity contributions will be offset by losses suffered by the Joint Venture.

During the year-end July 31, 2010, the company terminated the JV Agreement and has written off any costs associated with the property and the JV Agreement, including the initial payments to be paid by the Company upon and shortly after closing. Neither party has any further rights or obligations under the JV Agreement. As such, the Company does not have an ownership interest in the two entities that hold and operate the mineral claims and the warrants to purchase 2,000,000 shares of the Company’s common stock issued to Trinity Alps have been canceled by the Company. As of July 31, 2011, Trinity Alps owned 1,000,000 shares of common stock of the Company.

     Adams Ridge Claims

In November 2010, the Company acquired a 100% undivided interest in six mineral claims in the Adams Ridge area of British Columbia, Canada (“Adams Ridge Claims”) totaling approximately 2,479 hectares. The Adams Ridge Claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust, as required by the B.C. Mineral Tenure Act. The claims have been registered with the Government of British Columbia.

Note 11 - Recent Accounting Pronouncements

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “ Subsequent Events ”.  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “ Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140 ”. SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Note 11 - Recent Accounting Pronouncements (continued)

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) " Amendments to FASB Interpretation No. 46(R )". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) " The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ".  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about mineral resources and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “plan”, “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this report on Form 10-Q (“Report”) generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.  As used in this quarterly report, the terms “we,” “us,” “our” and the “Company” mean American Sierra Gold Corp., unless otherwise indicated.

OVERVIEW

We were incorporated in Nevada on January 30, 2007.  At the time of our incorporation, our name was “C.E. Entertainment, Inc.,” and our original business plan was to engage in the sales and marketing of Ukrainian classical music. On May 19, 2009, we changed our name to American Sierra Gold Corp. by way of a merger with our wholly-owned subsidiary, American Sierra Gold Corp., which was formed solely for the purpose of changing our name.  At the time of the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production. We have 2,000,000,000 shares of common stock, $0.001 par value per share, authorized.

We are an exploration stage company engaged in the acquisition and exploration of precious metal mineral properties in North America. In November 2010, we acquired a 100% undivided interest in six mineral claims in the Adams Ridge area of British Columbia, Canada (“Adams Ridge Claims”) totalling approximately 2,479 hectares. The Adams Ridge Claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust, as required by the B.C. Mineral Tenure Act. The claims have been registered with the Government of British Columbia.

Our plan of operation is to conduct mineral exploration activities on the Adams Ridge Claims in order to assess whether the sites  possesses mineral deposits of gold or other precious metals in commercial quantities, capable of commercial extraction. We have ceased exploration activities due to budgetary constraints and, therefore, have not established whether there are mineral reserves at the Adams Ridge Claims sites, nor can there be any assurance that we will be able to commence exploration activities.

At the beginning of November 2010, we abandoned the Urique Project in Mexico and the Discovery Day Gold Project in California. Subsequent to the fiscal year ended July 31, 2010, the Company also abandoned its mineral property interests and Joint Venture project with Trinity Alps Resources, Inc. For more information on these projects, see Note 10 to the Financial Statements contained in this Report. We will only acquire additional mineral rights if an opportunity arises that we believe would justify the expenditure and we have the capital available to make the acquisition.

CRITICAL ACCOUNTING POLICIES

Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property may commercially be mined. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities are capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. All such capitalized costs, and estimated future development costs, are then amortized using the units-of-production method over the estimated life of the ore body. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.

Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value. The Company currently does not have any capitalized mining costs and therefore no adjustments are needed.

See also Note 1 to the Notes to the Financial Statements included in this Report, which disclosure is incorporated herein by reference.

For ease of presentation in the following discussions of “Operating Results” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

RESULTS OF OPERATIONS

Comparison of Results for the Quarters Ended January 31, 2011 and 2010

We generated no revenues for the three months ended January 31, 2011 or the three months ended January 31, 2010, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Adams Ridge Claims, as detailed above, are successful in locating commercial quantities of minerals, and are able to extract and sell such minerals.

Our general and administrative expenses decreased by $121,364 to $37,821 for the three months ended January 31, 2011, as compared to $159,185 for the three months ended January 31, 2010. The period-to-period decrease in general administrative expenses was largely due to an $18,322 decrease in consulting fees, a $22,550 decrease in investor relations expenses, and an $81,377 decrease in legal fees. The period-to-period decrease in legal fees was due to the filing of a registration statement on Form SB-2 with the SEC during the quarter ended January 31, 2010.

We had total interest expense of $2,269 for the three months ended January 31, 2011, compared to $2,461 for the three months ended January 31, 2010.

We had a net loss of $40,090 for the three months ended January 31, 2011 compared to a net loss of $192,419 for the three months ended January 31, 2010, a decrease in net loss of $152,329 or 79.17% from the prior quarterly period, which decrease in net loss was due to a decrease in general and administrative expenses as discussed immediately above.

Comparison of Results for the Six-months ended January 31, 2011 compared to the Six-months ended January 31, 2010

We generated no revenues for the six months ended January 31, 2011 or the six months ended January 31, 2010, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Adams Ridge Claims, as detailed above, are successful in locating commercial quantities of minerals, and are able to extract and sell such minerals.

Our general and administrative expenses decreased by $200,594 to $120,307 for the six month period ended January 31, 2011, as compared to $320,901 for the six month period ended January 31, 2010. The period-to-period decrease in general administrative expenses was largely due to a $32,724 decrease in consulting fees, a $54,294 decrease in investor relations expenses, and an $103,873 decrease in legal fees. The significant decrease in legal fees was due to the filing of a registration statement on Form SB-2 with the SEC during the six month period ended January 31, 2010.

We had total interest expense of $3,403 for the six month period ended January 31, 2011, compared to $6,687 for the six month period ended January 31, 2010.

We had a net loss of $123,710 for the six month period ended January 31, 2011 compared to a net loss of $358,361 for the six month period ended January 31, 2010, an decrease in net loss of $234,651 or 65.48% from the prior quarterly period, which decrease in net loss was due to a significant decrease in general and administrative expenses as discussed immediately above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2011, we had current assets of $43,614, which included $43,614 of cash and $nil of prepaid expenses. As of January 31, 2011, we had total liabilities of $482,435, which were solely current liabilities, and which consisted of accounts payable and accrued expenses of $4,135 as of January 31, 2011, related party loans of $138,300 and loans payable of $340,000. We had a working capital deficit of $438,821 and a deficit accumulated during the exploration stage of $5,580,690 as of January 31, 2011. The following table summarizes the assets, liabilities and working capital of the Company at January 31, 2011 and July 31, 2010.

	At January 31, 2011	At July 31, 2010

Current assets	$43,614	$45,155
Current liabilities	482,435	360,266
Working capital	$(438,821)	$(315,111)

We had net cash used in operating activities of $134,211 for the six months ended January 31, 2011, which consisted of a net loss of $123,710, $29,829 of prepaid expenses and $40,330 of increase in accounts payable and accrued expenses.

Cash used in investing activities during the six months ended January 31, 2011 was $nil, which was a decrease of $406,598 from the $406,598 of cash used in investing activities during the six months ended January 31, 2010.  This decrease in the cash used in investing activities was primarily due to the acquisition of the Discovery Day Property and the Urique Property in 2009 with little investing in the current period. The Discovery Day Property and the Urique Property were later abandoned by the Company.

We had financing activities during the six months ended January 31, 2011, which provided net cash of $162,499 to us, as compared with financing activities during the six months ended January 31, 2010, which provided net cash of $910,031 to us.

The following table summarizes the cash position of the Company during the six month periods ended January 31, 2011 and 2010, respectively.

	For the Six Month Periods Ended January 31,
	2011	2010
Net Cash Provided by (Used in) Operating Activities	$(134,211)	$(220,010)
Net Cash Provided by (Used in) Investing Activities	-	$(406,598)
Net Cash Provided by Financing Activities	$162,499	$910,031
Net Increase in Cash	$28,288	$283,423

As we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months, we anticipate the need to raise additional investment capital by issuing debt and/or equity and/or entering into a strategic arrangement with a third party.  In that light, we are looking at raising an additional $250,000 from private financing activities in the near term. If we are unable to secure adequate capital to continue our acquisition and exploration efforts, our business may fail and our stockholders may lose some or all of their investment.

Going Concern Consideration

The Company’s financial statements in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues and has accumulated losses since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Moving forward, we plan to seek out additional debt and/or equity financing to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities. We anticipate that we may need approximately $250,000 in financing within fiscal year ending July 31, 2011. The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our stockholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to secure adequate capital to continue our acquisition and exploration efforts, our business may fail and our stockholders may lose some or all of their investment.

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. wherein Tobermory Holding Ltd. has agreed to advance up to $6,000,000 to our Company until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances totaling $800,000 from the effective date of the Share Issuance Agreement through January 31, 2011, there can be no assurances that we will receive any further funds from Tobermory. For more information about this financing transaction, see Note 10 to our Notes to Financial Statements contained in this Report, which disclosure is incorporated herein by reference.

Mineral Properties

We currently have a 100% interest in six mineral claims in the Adams Ridge area of British Columbia. For more information about these claims, see Note 10 to our Notes to Financial Statements contained in this Report, which disclosure is incorporated herein by reference.

Capital Expenditures

We do not expect to purchase or sell any plant or significant equipment or make any other capital expenditure over the next six months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 11 to the Notes to the Financial Statements in this Report.

ITEM 4T.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Accounting and Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Accounting and Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met (see the section below in this Item 4T entitled Limitations on the Effectiveness of Internal Controls).

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Accounting and Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The disclosure pertaining to the sales of unregistered securities by the Company can be found in Note 6 and Note 10 (Share Issuance Agreement) to the Notes to the Financial Statements contained in this Report, which disclosure is incorporated herein by reference. We have and plan to continue to use proceeds raised through the sale of the Company’s securities for operating expenses, acquisitions, working capital, and general corporate activities, including the acquisition of mineral rights if an opportunity arises that we believe would justify the expenditure and we have the capital available to make the acquisition.

On October 15, 2009, Mr. Wayne Gruden, a former Director and executive officer of the Company surrendered a total of 19,000,000 shares of common stock for cancellation. As of January 31, 2011, Mr.Gruden owned 33,000,000 shares of common stock of the Company.

ITEM 6.             EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.2	Bylaws	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.3	Articles of Merger	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 25, 2009.
10.1	Property Option Agreement between the Company and Yale Resources Ltd. dated April 30, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 5, 2009.
10.2	Form of Subscription Agreement	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on September 9, 2009.
10.3	Share Issuance Agreement between the Company and Tobermory Holding Ltd. dated October 12, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on October 13, 2009.
10.4	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 23, 2009.	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on December 18, 2009.
10.5	Amendment No. 1 to Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated December 8, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 22, 2009.
10.6	Form of Warrant	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 22, 2009.
10.7	Land Trust Agreement between the Company and Carl von Einsiedel, Trustee of BC Land Trust, dated November 4, 2010	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.
32	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

AMERICAN SIERRA GOLD CORP.

Date: March 17, 2011	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Sole Officer (Principal Executive Officer and Principal Accounting and Financial Officer)