Form 10-Q
period 2011-04-30
AMERICAN SIERRA GOLD CORP.
filed 2011-06-20
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     April 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission File No.:       000-52927

                             American Sierra Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0528416
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

                               1420 5th Avenue, Suite 2200, Seattle, Washington  98101
(Address of principal executive offices)

                            206-274-5165
(Registrant’s telephone number)

                                 601 Union Street, Suite 4500, Seattle, Washington  98101
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of June 1, 2011, the registrant had 68,201,843 shares of its common stock, par value $0.001 per share, issued and outstanding.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

INDEX
to Quarterly Report on Form 10-Q
for the Period Ended April 30, 2011

i

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q  to “we,” “us,” “our,” and the “Company” are to American Sierra Gold Corp., a Nevada corporation.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q (“Report”) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related operations, cash flows and financing are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as the results expressed in, anticipated or implied by these forward-looking statements.

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K, as amended, for the year ended July 31, 2010 filed with the Securities and Exchange Commission on March 7, 2011, as well as various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

BALANCE SHEETS

	April 30,	July 31,
	2011 (Unaudited)	2010 (Audited)
ASSETS
Current assets:
Cash	$9,278	$15,326
Prepaid expenses	-	29,829
		-
Total current assets	9,278	45,155

Other Assets
Mining Claims	-	-
Website software	10,573	10,573
Total Other Assets	10,573	10,573
Total assets	$19,851	$55,728

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$5,269	$44,465
Related party loans	138,300	195,801
Loans payable	340,000	120,000
Total current liabilities	483,569	360,266

Total liabilities	483,569	360,266

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 2,000,000,000 authorized, 68,201,843 and 68,201,843 shares issued and outstanding	68,201	68,201
Capital in excess of par value	5,034,241	5,034,241
Stock subscription payable	50,000	50,000
Deficit accumulated during the development stage	(5,616,160)	(5,456,980)
Total stockholders' equity	(463,718)	(304,538)
Total liabilities and stockholders' deficit	$19,851	$55,728
The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Three Months April 30, 2011 (unaudited)	Three Months April 30, 2010 (unaudited)	Nine Months April 30, 2011 (unaudited)	Nine Months April 30, 2010 (unaudited)	Cumulative Inception, January 30, 2007 Through April 30, 2011 (unaudited)

Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Cost of Sales	-	-	-	-	-
General and administrative expenses:
Exploration costs				4,880	4,880
Consulting	15,000	25,000	62,502	100,000	194,776
Insurance	2,152	5,083	11,414	8,578	29,801
Investor relations	-	23,270	720	76,233	115,369
Legal fees	14,848	2,723	67,118	162,728	277,662
Tax and license	147	300	1,272	2,308	1,272
Bank charges	39	400	298	1,110	1,775
Accounting	500	9,850	5,799	17,406	56,295
Other office and miscellaneous	1,649	536	6,654	14,780	37,162
Total operating expenses	34,335	67,119	155,777	388,023	718,992

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Three Months April 30, 2011 (unaudited)	Three Months April 30, 2010 (unaudited)	Nine Months April 30, 2011 (unaudited)	Nine Months April 30, 2010 (unaudited)	Cumulative Inception, January 30, 2007 Through April 30, 2011 (unaudited)

(Loss) from operations	(34,335)	(67,119)	(155,777)	(388,023)	(718,992)

Other income (expense):
Interest income					-
Loss on write-off of mineral properties				(25,000)	(4,851,271)
Loss on write-off of website software costs					(2,267)
Investment losses		(15,495)		(21,269)	(21,269)
Interest (expense)	(1,135)	(2,525)	(3,403)	(9,209)	(22,361)
(Loss) before taxes	(35,470)	(85,139)	(159,180)	(443,501)	(5,616,160)
Provision (credit) for taxes on income	-		-		-
Net (loss)	$(35,470)	(85,139)	(159,180)	(443,501)	(5,616,160)
Basic earnings (loss) per common share	$(0.0005)	$(0.0013)	$(0.0023)	$(0.0062)
Weighted average number of shares outstanding	68,201,843	67,346,787	68,201,843	71,994,574

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative,
			Inception,
			January 30,
	Nine Months	Nine Months	2007 Through
	April 30,	April 30,	April 30,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)
Cash flows from operating activities:
Net (loss)	$(159,180)	$(443,501)	$(5,616,160)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Amortization			2,833
Loss on write off of mineral property			4,851,271
Loss on write off of website			2,267
Loss on joint venture		21,269	21,269
Change in current assets and liabilities:
Prepaids	29,829	(19,336)	-
Deposits			-
Accounts payable and accrued expenses	(39,196)	77,278	5,269
Net cash flows from operating activities	(168,547)	(364,290)	(733,251)

Cash flows from investing activities:
Website development	-	-	(15,673)
Purchase of Mining Rights	-	(548,598)	(1,058,598)
Net cash flows from investing activities	-	(548,598)	(1,074,271)

Cash flows from financing activities:
Proceeds from sale of common stock	-	1,037,500	1,288,500
Stock subscription payable	-	(87,469)	50,000
Payments to related party	(57,501)		138,300
Proceeds/(Payment) of notes payable	220,000	(40,000)	340,000

Net cash flows from financing activities	162,499	910,031	1,816,800
Net cash flows	(6,048)	(2,857)	9,278

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
(an Exploration Stage Company)

STATEMENTS OF CASH FLOWS

Cumulative,
Inception,
January 30,
	Six Months	Six Months	2007 Through
	April 30,	April 30,	April 30,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)
Cash and equivalents, beginning of period	15,326	27,520	-
Cash and equivalents, end of period	$9,278	$24,663	$9,278

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)

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

Basis of presentation

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The results for the nine months ended April 30, 2011 are not necessarily indicative of the results to be expected for the full year ending July 31, 2011.

The Company’s accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.  Changes in classification of 2010 amounts have been made to conform to current presentations.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Cash and cash equivalents -For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
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

Federal income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not. Net income per share of common stock – We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  We do not have a complex capital structure requiring the computation of diluted earnings per share.

Internal Website Development Costs

Under FASB ASC350-50, Website Development Costs , costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred.  Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.  As of July 31, 2010, and 2009, the Company capitalized $10,573 related to its internal-use website development related to a new website as work in process.  During 2009, the old website development costs and related accumulated amortization were written-off to expense resulting in a loss on disposal in the amount of $2,267.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 1 - Summary of Significant Accounting Policies

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 1 - Summary of Significant Accounting Policies

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

Note 2 - Uncertainty, going concern

At April 30, 2011, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. While no steps have been taken by the Company, due to the doubt about its ability to continue as a going concern, the Company may in the future explore new business opportunities that the Company believes would be beneficial to its stockholders.  Although the Company is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers to perform essential functions with minimal compensation.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material. These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Change in Management

On September 10, 2010, Mr. Johannes Petersen resigned as a Director and Chief Financial officer of the Company. Mr. Wayne Gruden continued to serve as a Director of the Company and became its sole officer.

On October 20, 2010, Mr. James Vandeberg was appointed as a Director and sole officer of the Company.  Additionally, Mr. Wayne Gruden resigned as a Director and sole officer of the Company.

Note 4 - Related Party Loans

As of April 30, 2011, the Company owed $27,301 to a former Director, officer, and stockholder of the Company in connection with a loan made to the Company in the amount of $27,301 on July 31, 2009.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment. This loan was forgiven by the lender on May 18, 2011.

As of April 30, 2011, the Company owed $62,500 to its former officers in connection with loans made to the Company in the amount of $62,500 in November 2009. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no specific terms of repayment. This loan was forgiven by the lender on May 18, 2011.

 As of April 30, 2011, the Company owed $106,000 to a former officer of the in connection with a loan made to the Company in the amount of $106,000 on July 31, 2009.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment. This loan was forgiven by the lender on May 18, 2011.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 5 - Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third party for working capital purposes.  The loan is unsecured, bears interest at 8 percent per annum, and was due on February 11, 2010.  The loan term has not been extended and is due on demand. This loan was forgiven by the lender on May 18, 2011.

On April 3, 2009, the Company borrowed $125,000 from a third party under a promissory note.  The loan is unsecured, bears interest at 10 percent per annum, and was due and payable on April 3, 2010.  On July 20, 2009, the Company made a principal payment of $40,000 on this loan.  On October 2, 2009, the Company made a principal payment of $25,000 on this loan. On November 9, 2009, the Company made a principal payment of $15,000 on this loan.  The loan term has not been extended and is now due on demand.  The balance of this note as of April 30, 2011 was $45,000. This loan was forgiven by the lender on May 18, 2011.

On September 30, 2010, the Company received a loan in the amount of $110,000.  The terms of this loan are in negotiations and thus there are no specific terms of repayment. This loan was forgiven by the lender on May 18, 2011.

On October 12, 2010, the Company received a loan in the amount of $110,000.  The terms of this loan are in negotiations and thus there are no specific terms of repayment. This loan was forgiven by the lender on May 18, 2011.

Note 6 - Common Stock

On January 30, 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) valued at a price of $0.00025 per share to Directors and officers for cash proceeds of $13,000 to the Company (See Note 9).

In February 2007, the Company commenced a capital formation activity through a private placement offering (PPO #1), exempt from registration under Regulation S of the Securities Act of 1933, as amended, to raise up to $38,000 through the issuance 30,400,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.00125 per share.  As of March 31, 2007, the Company fully subscribed the PPO #1, and received proceeds of $38,000, whereupon it issued 30,400,000 shares of its common stock to 38 foreign, non-affiliated investors.

On November 7, 2007, the Company filed a Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, with the SEC to register 30,400,000 shares of its common stock (post forward stock split) on behalf of selling stockholders.  The Registration Statement was declared effective by the SEC on November 20, 2007.  The Company did not receive any of the proceeds from this registration of common stock.

Effective May 19, 2009, the Company declared a forty (40) for one (1) forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company was increased from 50,000,000 shares of common stock, with a par value of $0.001, to 2,000,000,000 shares of common stock, with a par value of $0.001, and correspondingly its issued and outstanding capital stock increased from 2,060,000 shares of common stock to 82,400,000 shares of common stock. The accompanying financial statements and these notes thereto have been adjusted accordingly to reflect this forward stock split.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 6 - Common Stock (continued)

In July 2009, the Company commenced a private placement offering (PPO #2), exempt from registration under Regulation S of the Securities Act of 1933, as amended, to raise up to $137,500 through the offer and sale of up to 183,334 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.75 per share to two (2) non-U.S. individuals. Proceeds of $137,469 related to PPO #2 were received before July 31, 2009 in connection with PPO #2. As a result, on September 1, 2009, the Company issued 100,000 shares of common stock (post forward stock split) and, on November 16, 2009, the Company issued an additional 83,334 shares of common stock (post forward stock split) to the investors in connection with PPO #2.

In September 2009, the Company commenced a private placement offering (PPO #3), exempt from registration under Regulation S of the Securities Act of 1933, as amended, to raise up to $100,000 through the issuance 250,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.40 per share. On October 1, 2009, the Company issued 250,000 shares of common stock (post forward stock split) to investors in connection with PPO #3.

In November 2009, the Company canceled 19,000,000 shares of common stock (post forward stock split) that were forfeited by Mr. Wayne Gruden, a former Director and officer of the Company, in connection with his departure.

On November 20, 2009, the Company closed a private placement offering (PPO #4) whereupon it issued 348,837 units at a price of $0.86 per unit for total proceeds of $300,000. The offer and sale of securities under PPO #4 was exempt from registration under Regulation S of the Securities Act of 1933, as amended. Each unit consisted of one share of common stock, par value $0.001 per share, and one warrant that gives the holder the option to purchase one share of common stock at a price of $1.51 with a term of two years.

On December 11, 2009, the Company closed a private placement offering (PPO #5) whereupon it issued 819,672 units at a price of $0.61 per unit for total proceeds of $500,000. The offer and sale of securities under PPO #5 was exempt from registration under Regulation S of the Securities Act of 1933, as amended.. Each unit consisted of one share of common stock, par value $0.001 per share, and one warrant that gives the holder the option to purchase one share of common stock, par value $0.001 per share, at a price of $1.07 with a term of two years.

On October 19, 2009, as required per the Company’s joint venture agreement with Trinity Alps Property (“Trinity Alps Joint Venture”), the Company issued 2,000,000 restricted shares of common stock, par value $0.001 per share, and a warrant that gave the holder the option of purchasing up to 2,000,000 shares of common stock, par value $0.001 per share, of the Company at an exercise price of $1.25 per share and with a term of five years.  The issuance of these securities was exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended, the Securities Act of 1933, as amended. This satisfied all equity issuances as required by the joint venture agreement. As of October 19, 2009, the 2,000,000 shares of common stock were valued at $1,660,000. The warrant to purchase 2,000,000 shares of the common stock of the Company were later forfeited by Trinity Alps Property in connection with the termination of the Trinity Alps Joint Venture and canceled by the Company.

On December 8, 2009, the Company issued 300,000 shares of common stock (post forward stock split) in connection with the Trinity Alps Joint Venture. The issuance of these securities was exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended. This transaction was valued at $249,000.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 6 - Common Stock (continued)

On March 22, 2010, the Company issued 100,000 shares of common stock (post forward stock split) in connection with the Trinity Alps Joint Venture. The issuance of these securities was exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On May 26, 2010, the Company closed a private placement offering (PPO #6) whereupon it issued 800,000 units at a price of $0.25 per unit for total proceeds of $200,000. The offer and sale of securities under PPO #6 was exempt from registration under Regulation S of the Securities Act of 1933, as amended.. Each unit consists of one share of common stock, par value $0.001 per share, and one warrant that gives the holder the option to purchase one share of common stock, par value $0.001 per share, at a price of $0.44 with a term of five years.

     Warrants

As of April 30, 2011, the Company had warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiration Date

October 20, 2009	348,837	$1.51	October 20, 2011
December 11, 2009	819,672	$1.07	December 11, 2011
May 25, 2010	800,000	$0.44	May 26, 2015
Total	1,968,509

Note 7 - Income Taxes

The provision (benefit) for income taxes for the years ended July 31, 2010, and 2009, were as follows:

	Year Ended July 31,
	2010	2009
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 7 - Income Taxes (continued)

	Year Ended July 31,
	2010	2009
Federal-
Loss carryforwards	$801,878	$6,447
Change in valuation allowance	(801,878)	(6,447)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2010 and 2009, as follows:

	July 31,
	2010	2009

Loss carryforwards	$818,547	$16,669
Less - Valuation allowance	(818,547)	(16,669)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended July 31, 2010 and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of July 31, 2010 and 2009, the Company had approximately $5,456,980, and $111,130, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 8 - Related Party Transactions

As described in Note 6, in January 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) to Directors and officers of the Company for cash proceeds of $13,000.

As described in Note 4, as of July 31, 2010, the Company owed $27,301 (July 31, 2009 - $27,301) to an individual who is a former Director, officer, and stockholder of the Company. As of April 30, 2011, the balance owing was $27,301. This loan was forgiven by the lender on May 18, 2011.

As described in Note 4, as of July 31, 2010, the Company owed to the former officers amounted to $62,500.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment. As of April 30, 2011, the balance owing on this loan was $62,500. This loan was forgiven by the lender on May 18, 2011.

As described in Note 4, as of July 31, 2010, a loan for working capital purposes from an officer and stockholder of the Company amounted to $106,000.  The loan is unsecured, non-interest bearing, and has no specific terms of repayment. As of April 30, 2011, the balance owing on this loan was $106,000. This loan was forgiven by the lender on May 18, 2011.

On September 29, 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Johannes Petersen, whereby Mr. Petersen agreed to serve as a Director and the Chief Financial Officer of the Company. Pursuant to the terms of the Consulting Agreement, the Company agreed to pay Mr. Petersen $5,000 per month, and issue to him 1,000,000 restricted shares of the Company’s common stock as compensation for providing services as a Director. On October 14, 2009, the Company’s Chief Executive Officer, Mr. Wayne Gruden, issued a warrant to Mr. Petersen, providing him with the option to acquire 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) currently held by Mr. Gruden, at a price of $1.25 per share and with a term of three years. The warrant was provided to Mr. Petersen in connection with his Consulting Agreement described above. The warrant to purchase 1,000,000 shares of the Company’s common stock was later forfeited by Mr. Gruden and canceled by the Company.

Simultaneously with issuing Mr. Petersen the warrant, on October 15, 2009, Mr. Gruden also agreed to return for cancellation 19,000,000 shares of the Company’s common stock currently held under his name. The cancellation of the 19,000,000 shares of common stock was effected subsequent to October 31, 2009.

On November 3, 2009, the Company entered into a consulting agreement (the “Consulting Agreement #2”) with Mr. Wayne Gruden, whereby Mr. Gruden agreed to serve as a Director and the President of the Company. Pursuant to the terms of the Consulting Agreement #2, the Company agreed to pay Mr. Gruden $40,000 for serving as a Director from August 1, 2009 to November 30, 2009. Starting on December 1, 2009, and up to the termination of his services in October 2010, the Company paid $5,000 per month to Mr. Gruden.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 9 - Commitments and Contingencies

On October 1, 2009, the Company entered into an operating lease agreement for office space with an unrelated third party. The quarterly lease rate was $319. Rent expense for the year ended July 31, 2010, was $1,317. The Company terminated this lease commitment in May 2010.

Shortly thereafter, the Company made arrangements to use space occupied by Mr. James Vandeberg, Director and officer of the Company. The Company pays $500 per month for use of this space as its principal corporate offices.  The Company plans to use space provided by Mr. Vandeberg until it is no longer suitable for its operations or circumstances demand otherwise.

Note 10 - Contracts and Agreements

Mineral Property Option Agreement

On April 30, 2009, the Company entered into a property option agreement (the "Option Agreement") with Yale Resources Ltd., a Canadian public company (“Yale”), which held a 100 percent interest in ten (10) mining concessions covering approximately 28,830 hectares in southwest Chihuahua State, Mexico. Yale also held options to acquire an additional six (6) mining concessions covering approximately 276 hectares in the same area (the total of the mining concessions known as the “Property”).

Pursuant to the terms of the Option Agreement, American Sierra was granted two (2) exclusive and separate option rights to acquire undivided legal and beneficial interests of up to 100 percent in the Property free and clear of all liens, charges, and claims of others. During the year-ended July 31, 2010, the Company abandoned its rights options to acquire the Property. The Company paid Yale $300,000 in April 2009 in connection with the Option Agreement. All costs related to the acquisition of the Property were written off by the Company.

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

Under the Share Agreement, each unit consists of one share of common stock of the Company, and a warrant (the “Purchase Warrant”) to purchase an additional share of common stock of the Company. The price of each unit is equal to 75 percent of the weighted average closing price of common stock of the Company, as quoted by NASDAQ, or other source agreed to by the parties, for the preceding ten days prior to each subscription advance to purchase units. The purchase price under each Purchase Warrant to acquire one additional share of common stock shall be 175 percent of the unit price at which the unit containing the Purchase Warrant being exercised was issued. As of April 30, 2011, Tobermory held 800,000 shares of common stock of the Company.

The Company plans to use the proceeds under the Share Agreement for operating expenses, acquisitions, working capital, and general corporate activities.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 10 - Contracts and Agreements (continued)

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

In furtherance of the JV Agreement, the parties formed two entities to hold and operate the mineral claims. The Company received an immediate 7 percent ownership stake in each of such entities in exchange for its initial contributions, and thereafter, incrementally increased its ownership interest by 1 percent for each additional $40,000 contributed. The Company was to be capped at a 40 percent ownership interest level in each entity until the full $2,000,000 was contributed and earmarked for expenditure with respect to the properties, at which point, the Company’s ownership interest would have automatically increase to 75 percent in each entity.

Further, and as an additional inducement for Trinity Alps to enter into the Transaction, the Company agreed, at closing, to issue to Trinity Alps 2,000,000 shares of the Company’s common stock and warrants to purchase an additional 2,000,000 shares of common stock at a purchase price of $1.25 per share and with a term of five years. Such shares and warrants were to be held in trust, and issued in increments of 500,000 shares and 500,000 warrants at certain intervals following the closing.

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 10 - Contracts and Agreements (continued)

Adams Ridge Claims

In November 2010, the Company acquired a 100 percent undivided interest in six mineral claims in the Adams Ridge area of British Columbia, Canada (“Adams Ridge Claims”) totaling approximately 2,479 hectares. The Adams Ridge Claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust, as required by the B.C. Mineral Tenure Act. The claims have been registered with the Government of British Columbia.

Note 11 - Recent Accounting Pronouncements

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “ Not-for-Profit Entities: Mergers and Acquisitions”. SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets , to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “ Subsequent Events ”. SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 11 - Recent Accounting Pronouncements (continued)

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011
(unaudited)
Note 11 - Recent Accounting Pronouncements (continued)

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Note 12 – Subsequent Events

On May 18, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation.  In connection therewith, the Company issued a convertible promissory note to Asher Enterprises, Inc in exchange for principal funds in the amount of $45,000. The convertible note provides for interest at the rate of 8% per annum. If amounts owing are not paid when due, a penalty interest rate of 22% per annum will apply to the amounts past due. The maturity date of the promissory note is February 23, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into shares of common stock of the Company at a conversion price based on a discounted percentage of the Company’s common stock trading price on the conversion date. The Company has agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common stock” refer to the common shares in our capital stock.

OVERVIEW

We were incorporated in Nevada on January 30, 2007. At the time of our incorporation, our name was “C.E. Entertainment, Inc.,” and our original business plan was to engage in the sales and marketing of Ukrainian classical music on the internet. On May 19, 2009, we changed our name to American Sierra Gold Corp. by way of a merger with our wholly-owned subsidiary, American Sierra Gold Corp., which was formed solely for the purpose of changing our name. At the time of the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production. We have 2,000,000,000 shares of common stock, $0.001 par value per share, authorized.

We are an exploration stage company engaged in the acquisition and exploration of precious metal mineral properties in North America. In November 2010, we acquired a 100% undivided interest in six mineral claims in the Adams Ridge area of British Columbia, Canada (“Adams Ridge Claims”) totalling approximately 2,479 hectares. The Adams Ridge Claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust, as required by the B.C. Mineral Tenure Act. The claims have been registered with the Government of British Columbia Canada.

Our plan of operation is to conduct mineral exploration activities on the Adams Ridge Claims in order to assess whether the sites  possess mineral deposits of gold or other precious metals in commercial quantities, capable of commercial extraction. We have ceased exploration activities due to budgetary constraints and, therefore, have not established whether there are mineral reserves at the Adams Ridge Claims sites, nor can there be any assurance that we will be able to commence exploration activities.

At the beginning of November 2010, we abandoned the Urique Project in Mexico and the Discovery Day Gold Project in California. Subsequent to the fiscal year ended July 31, 2010, the Company also abandoned its mineral property interests and Joint Venture project with Trinity Alps Resources, Inc. For more information on these projects, see Note 10 to the Financial Statements contained in this Report which disclosure is incorporated herein by reference. We will only acquire additional mineral rights if an opportunity arises that we believe would justify the expenditure and we have the capital available to make the acquisition.

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

RESULTS OF OPERATIONS

For ease of presentation in the discussions of “Results of Operation ” and “Liquidity and Capital Resources” in this Report, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Comparison of Results for the Quarters Ended April 30, 2011 and 2010

We generated no revenues for the three months ended April 30, 2011 or the three months ended April 30, 2010, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Adams Ridge Claims, as detailed above, are successful in locating commercial quantities of minerals, and are able to extract and sell such minerals.

Our total operating expenses decreased by $33,000 to $34,000 for the three months ended April 30, 2011, as compared to $67,000 for the three months ended April 30, 2010. The period-to-period decrease in operating expenses was largely due to a $10,000 decrease in consulting fees, a $23,000 decrease in investor relations expenses, and a $9,000 decrease in accounting fees. The decrease in operating expenses was somewhat offset by a $12,000 increase in legal fees, with legal fees of $15,000 in three month period ended April 30, 2011 as compared to $3,000 in the three month period ended April 30, 2010. The increase was attributable to preparing amendments to the Company’s Form 10-K and other related SEC matters that was not a factor in the third quarter of the fiscal year ended July 31, 2010.

We had total interest expense of $1,100 for the three months ended April 30, 2011, compared to $2,500 for the three months ended April 30, 2010.

We had a net loss of $35,000 for the three months ended April 30, 2011 compared to a net loss of $85,000 for the three months ended April 30, 2010, a decrease in net loss of $50,000 or 58.34% from the prior quarterly period, which decrease in net loss was due to a decrease in operating expenses as discussed immediately above, as well as incurring a net investment loss of $15,000 in the third quarter of the fiscal year ended July 31, 2010 in connection with writing-off the Company’s web site business.

Comparison of Results for the Nine-Months Ended April 30, 2011 compared to the Nine-Months Ended April 30, 2010

We generated no revenues for the nine months ended April 30, 2011 or the nine months ended April 30, 2010, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Adams Ridge Claims, as detailed above, are successful in locating commercial quantities of minerals, and are able to extract and sell such minerals.

Our general and administrative expenses decreased by $232,000 to $156,000 for the nine month period ended April 30, 2011, as compared to $388,000 for the nine month period ended April 30, 2010. The period-to-period decrease in general administrative expenses was largely due to a $37,000 decrease in consulting fees, a $76,000 decrease in investor relations expenses, a $96,000 decrease in legal fees, and a $12,000 decrease in accounting fees. The significant period-to-period decrease in the amount of legal and accounting fees incurred was due to the filing of a registration statement on Form SB-2 with the SEC during the nine month period ended April 30, 2010.

We had total interest expense of $3,000 for the nine month period ended April 30, 2011, compared to $9,000 for the nine month period ended April 30, 2010.

We had a net loss of $159,000 for the nine month period ended April 30, 2011 compared to a net loss of $443,000 for the nine month period ended April 30, 2010, a decrease in net loss of $284,000 or 64.12% from the prior quarterly period, which decrease in net loss was due to a significant decrease in operating expenses as discussed immediately above, as well as incurring a net investment loss of $21,000 in the nine month period ended April 30 in connection with writing-off the Company’s web site business.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2011, we had current assets totaling $9,000 in cash. As of April 30, 2011, we had total liabilities of $484,000, which were solely current liabilities, and which primarily consisted of related party loans of $138,000 and loans payable of $340,000. We had a working capital deficit of $475,000 and a deficit accumulated during the exploration stage of $5.6 million as of April 30, 2011. The following table summarizes the assets, liabilities and working capital of the Company at April 30, 2011 and July 31, 2010.

	At April 30, 2011	At July 31, 2010

Current assets	$9,278	$45,155
Current liabilities	483,569	360,266
Working capital	$(474,291)	$(315,111)

We had net cash used in operating activities of $169,000 for the nine month period ended April 30, 2011, which consisted of a net loss of $159,000, $30,000 of prepaid expenses and $39,000 of decrease in accounts payable and accrued expenses.

Cash used in investing activities during the nine month period ended April 30, 2011 was $nil, as compared with $549,000 of cash used in investing activities during the nine month period ended April 30, 2010.  This decrease in the cash used in investing activities was primarily due to the acquisition of the Discovery Day Property and the Urique Property in 2009 with no similar investing in the nine month period ended April 30, 2011. The Discovery Day Property and the Urique Property were abandoned by the Company during the nine month period ended April 30, 2011.

We had financing activities during the nine month period ended April 30, 2011, which provided net cash of $162,000 to us, as compared with financing activities during the nine month period ended April 30, 2010, which provided net cash of $910,000 to us.

The following table summarizes the cash position of the Company during the nine month periods ended April 30, 2011 and 2010, respectively.

	For the Nine Month Periods Ended April 30,
	2011	2010
Net Cash Provided by (Used in) Operating Activities	$(168,547)	$(364,290)

Net Cash Provided by (Used in) Investing Activities	$nil	$(548,598)

Net Cash Provided by Financing Activities	$162,499	$910,031

Net Decrease in Cash	$(6,048)	$(2,857)

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

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and/or debt financing, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. (“Tobermory”) wherein Tobermory. has agreed to advance up to $6,000,000 to the Company until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances totaling $800,000 from the effective date of the Share Issuance Agreement through April 30, 2011, there can be no assurances that we will receive any further funds from Tobermory since any advances are at Tobermory's sole discretion. For more information about this financing transaction, see Note 10 to our Notes to Financial Statements contained in this Report, which disclosure is incorporated herein by reference.

Mineral Properties

We currently have a 100% interest in six mineral claims in the Adams Ridge area of British Columbia. For more information about these claims, see Note 10 to our Notes to Financial Statements contained in this Report, which disclosure is incorporated herein by reference.

Capital Expenditures

We do not expect to make any capital expenditures over the next six months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 11 to the Notes to the Financial Statements in this Report, which disclosure is incorporated herein by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on this evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include components of our internal control over financial reporting and, as such, are designed to provide reasonable assurance that such information is accumulated and communicated effectively.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met (see the section below in this Item 4 entitled Limitations on the Effectiveness of Internal Controls).

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officer and director in his capacity as such that could have a material impact on our operations or finances.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The disclosure pertaining to the sales of unregistered securities during the period ended April 30, 2011 by the Company can be found in Note 6 to the Notes to the Financial Statements contained in this Report, which disclosure is incorporated herein by reference. We have and plan to continue to use proceeds raised through the sale of the Company’s securities for operating expenses and general working capital, including the acquisition of mineral rights if an opportunity arises that we believe would justify the expenditure and we have the capital available to make the acquisition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER

On May 18, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation.  In connection therewith, the Company issued a convertible promissory note to Asher Enterprises, Inc in exchange for principal funds in the amount of $45,000. The convertible note provides for interest at the rate of 8% per annum. If amounts owing are not paid when due, a penalty interest rate of 22% per annum will apply to the amounts past due. The maturity date of the promissory note is February 23, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into shares of common stock of the Company at a conversion price based on a discounted percentage of the Company’s common stock trading price on the conversion date. The Company has agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. Copies of the Securities Purchase Agreement and the Convertible Promissory Note are filed herewith as Exhibits 10.7 and 10.8, respectively, and are incorporated herein by reference.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated herein by reference as part of this Report.

Certain of the agreements filed or incorporated herein by reference as exhibits to this Form 10-Q contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to such agreements. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

Date: June 20, 2011	AMERICAN SIERRA GOLD CORP.

	By:	/s/ James Vandeberg
James Vandeberg
Principal Executive Officer and Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Articles of Incorporation	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.

3.2	Bylaws	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.

3.3	Articles of Merger	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 27, 2009.

4.1	Specimen American Sierra Gold Corp. Common Stock Certificate	Filed herewith.

4.2	Relevant provisions relating to the rights of holders of shares of the Company’s Common Stock contained in the Company’s Articles of Incorporation and Bylaws	Incorporated herein by reference from Exhibits 3.1 and 3.2 herein.

10.1	Property Option Agreement between the Company and Yale Resources Ltd. dated April 30, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 5, 2009.

10.2	Form of Subscription Agreement	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on September 9, 2009.

10.3	Share Issuance Agreement between the Company and Tobermory Holding Ltd. dated October 12, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on October 13, 2009.

10.4	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 19, 2009.	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on December 18, 2009.

10.5	Amendment No. 1 to Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 23, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 23, 2010.

10.6	Land Trust Agreement between the Company and Carl von Einsiedel, Trustee of BC Land Trust, dated November 4, 2010	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 17, 2011.

10.7	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated May 18, 2011	Filed herewith.

10.8	Convertible Promissory Note issued to Asher Enterprises, Inc. dated May 18, 2011	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350
Filed herewith.