Form 10-K/A
period 2009-07-31
AMERICAN SIERRA GOLD CORP.
filed 2011-07-28
CIK 1415432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52927

AMERICAN SIERRA GOLD CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0528416
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1420 5th Avenue, Suite 2200 Seattle, WA	98101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (206) 274-5165

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

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

EXPLANATORY NOTE

On January 21, 2011, the Board of Directors of Legend Oil and Gas, Ltd. (the “Company”) dismissed Etania Audit Group, P.C. (“Etania”), formerly Davis Accounting Group, P.C., and engaged the accounting firm of Thomas J. Harris, CPA (“Harris”) as the Company’s independent public accountant to audit the Company’s financial statements for the fiscal year ended July 31, 2009. Etania was not duly licensed when it issued its audit opinion on the Company’s financial statements for the fiscal year ended July 31, 2009. Harris has completed an audit of the financial statements, which are contained in this Annual Report.

As a result, this Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) contains amendments to the disclosure under the following items, related to the second audit of the financial statements by Harris.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Some of the disclosure under “Going Concern Consideration” and “Results of Operations” was amended to be consistent with the financial information contained in the audited financial statements.

Item 8 – Financial Statements. A new audit opinion letter and the audited financial statements have replaced the audit opinion letter and financial statements previously filed.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Disclosure regarding the change in the Company’s independent auditors is now contained under this item.

Item 14 – Principal Accounting Fees and Services. The disclosure has been revised to take into account the change in the Company’s independent auditors and the audit of the financial statements by Harris.

Item 15 – Exhibits. Exhibits 4.1, 10.2, 10.3, 10.4, 10.5 and 10.6 have been incorporated by reference from reports filed prior to the date the original Annual Report on Form 10-K was filed with the SEC. In addition, this Amendment No. 1 contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act of 1934, as amended, and Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 continues to speak as of the date the original Annual Report on Form 10-K for the fiscal year ended July 31, 2009 was filed with the SEC and the Company has not updated or amended the disclosure contained herein to reflect events that have occurred since the original filing of the Form 10-K, or modified or updated the disclosure other than amendments to the disclosure contained in the items listed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K on November 13, 2009.

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

Results Of Operations

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008

We had a net loss of $42,980 for the fiscal year ended July 31, 2009, compared to a net loss of $51,974 for the fiscal year ended July 31, 2008. We have generated no revenues since January 30, 2007, our inception. Our operating costs have been paid for with funds raised through equity and debt financings. Our net cash flow from financing activities since our inception was $481,770 as of July 31, 2009.

The significant change in our results over the two years is primarily due to reductions in our general and administrative expenses, in particular a reduction in consulting fees of $7,500, in investor relations expenses of $11,677 and general office expenses of $4,618. The reduced expenses were due to our transition away from a website-based business to a mineral acquisition and exploration business only in the latter part of the fiscal year ended July 31, 2009. We expect our operating expenses during the year ended July 31, 2010 to increase as we implement our new business. These operating expense reductions were somewhat offset by increases in legal and accounting expenses of $4,790 and $3,500, respectively, as well as an increase in interest expense of $5,967 and a one-time write-off of website software costs of $2,267.

Impact of Inflation

Since our inception in 2007, inflation has not had a material effect on our revenues.

Liquidity And Capital Resources

Our balance sheet as of July 31, 2009, reflects current assets of $388,093, as compared to total current assets of $8,803 as of July 31, 2008. The increase in total assets was primarily due to a year-to-year increase in cash on hand of $22,570 as well as the acquisition of mineral claims valued at $350,000 during the fiscal year ended July 31, 2009.

Our net cash flows from financing activities during the fiscal ended 2009 were $415,645. If we are unable to generate sufficient revenues to meet our obligations, we may require an additional $250,000 of investor capital during the calendar year 2009. We anticipate continuing to generate losses and, therefore, may be unable to sustain operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. If equity financing is used, our stockholders will experience dilution of their ownership interests in the Company.

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

Recent Accounting Pronouncements

Disclosure regarding recent accounting pronouncements is contained in Note 11 to our Notes to Financial Statements contained in this Annual Report, which disclosure is incorporated herein by reference.

Operating Activities

Negative net cash flows from operating activities for the fiscal year ended July 31, 2009 were $32,512, a decrease of $19,377 as compared with negative net cash flows from operating activities of $51,889 in the fiscal year ended July 31, 2008. This decrease in negative net cash flows was primarily due to a net loss from operating activities of $42,980 in the fiscal year ended July 31, 2009, as compared to a net loss from operating activities of $51,974 in the fiscal year ended July 31, 2008, and a loss on the write off of the website software of $2,267 as well as accounts payable and accrued expenses of $6,625 in the fiscal year ended July 31, 2009.

Investing Activities

The primary driver of cash used in investing activities was capital spending in the acquisition of a mineral property during the fiscal year ended July 31, 2009, namely the Urique Property as discussed in more detail in the notes to the financial statements, which disclosure is incorporate herein by reference.

Cash used in investing activities during the fiscal year ended July 31, 2009 was $360,573, which was an increase of $355,473 from $5,100 of cash used in investing activities during the fiscal year ended July 31, 2008. This increase in cash used in investing activities was primarily due to the acquisition of the Urique Property as discussed below.

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

Financing Activities

Financing activities during the fiscal year ended July 31, 2009, provided net cash flows of $415,645 to us, an increase of $400,520 from the net cash flows of $15,125 during the fiscal year ended July 31, 2008.

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. (“Tobermory”) wherein Tobermory has agreed to advance up to $6,000,000 to our Company until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances for $300,000 from the date of the share issuance agreement to November 10, 2009, there can be no assurances that we will receive any further funds from Tobermory. For further discussion regarding the Tobermory financing arrangement see Note 10 to the financial statements contained in this Annual Report, which disclosure is incorporated herein by reference.

Purchase Or Sale Of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Revenues

We had no revenues for the financial years ended July 31, 2009 and 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide disclosure under this item because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements for the fiscal year ended July 31, 2009 and July 31, 2008 (the “Financial Statements”) appear beginning at page F-1 at the end of this Annual Report. It has recently come to the Company’s attention that Etania Audit Group, P.C. (formerly Davis Accounting Group, P.C.) was not duly licensed when it issued its audit opinion on the Company’s Financial Statements for the fiscal year ended July 31, 2009. The Company’s newly retained independent registered accountant, Thomas J. Harris, CPA, has completed an audit of the Financial Statements, which are contained in this Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during its most recent fiscal quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended July 31, 2009, and July 31, 2008, respectively:

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wayne Gruden CEO	2009	$0	$0	0	$0	$0	$0	$0	$0
	2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Johannes Petersen(4) CFO	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Former Executive Officers
Alexander Hornostai(2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
George Daschko(3)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008, and 2007 in accordance with SFAS 123(R).
(2)	Mr. Hornostai resigned from the position of Secretary and Treasurer on March 25, 2009, and from the position of director on March 26, 2009.
(3)	Mr. Daschko resigned September 8, 2008.
(4)	Mr. Petersen’s compensation information will not be disclosed in this Annual Report on Form 10-K as he was not appointed as CFO until September 29, 2009.

Outstanding Equity Awards at July 31, 2009 Year-End

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options Excercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wayne Gruden CEO	0	0	0	—	—	0	—	0	—

Johannes Petersen(1) CFO	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Former Executive Officers

Alexander Hornostai	0	0	0	—	—	0	—	0	—
George Daschko	0	0	0	—	—	0	—	0	—

(1)	Mr. Petersen’s equity award information will not be disclosed in this Annual Report on Form 10-K as he was not appointed as CFO until September 29, 2009.

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

Name and Address	Common Shares Owned	Exercisable Options and Warrants (1)		Total		Percentage
Wayne Gruden c/o American Sierra Gold Corp. 200 S. Virginia, 8th Floor, Reno, Nevada 89501	33,000,000	0		33,000,000		51.76%

Alexander Hornostai 108-9B Koshytsya St., Kiev, Ukraine	0	0		0		—

George Daschko c/o American Sierra Gold Corp. 200 S. Virginia, 8th Floor, Reno, Nevada 89501	0	0		0		—

Dmitry Ruzhytskiy Simonenko street 4a apt.21, 07300, Vyshgorod, Kyivska region, Ukraine	0	0		0		—

Johannes Petersen c/o American Sierra Gold Corp. 200 S. Virginia, 8th Floor, Reno, Nevada 89501	0	1,000,000	(2)	1,000,000		1.57%

All directors and officers as a group (2 persons)	33,000,000	1,000,000		33,000,000	(3)	51.76%

(1)	Represents stock options and stock warrants exercisable at November 10, 2009 or within sixty (60) days of November 10, 2009.
(2)	Mr. Petersen holds a 3-year warrant to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share, issued in a private transaction with Mr. Gruden in connection with engaging Mr. Petersen as an officer and director of the Company and the consulting services and correlating compensation provisions therefor. Mr. Petersen has no voting or dispositive power with respect to such shares until or upon exercise of the warrant for any portion of the shares.
(3)	The total shares held by officers and directors as a group remains 33,000,000 as the 1,000,000 warrant shares held by Mr. Petersen are held pursuant to a private warrant issued by Mr. Gruden directly to Mr. Petersen, discussed in note 2 above.

Changes in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding our equity compensation plans.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plan:

Plan category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity Compensation Plans Approved By Security Holders	0	—	0

Equity Compensation Plans Not Approved By Security Holders	0	—	0

Total	0	—	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our independent registered accountant is Thomas J. Harris, CPA. Our financial statements for the fiscal year ended July 31, 2009, were audited by Thomas J. Harris, CPA. Our financial statements for the fiscal year ended July 31, 2008, were audited by Etania Audit Group, P.C. (formerly Davis Accounting Group, P.C.).

Audit Fees. The aggregate fees paid for the annual audit of the Company’s financial statements included in our Annual Report for the year ended July 31, 2009, and the review of our quarterly reports for such year amounted to $11,250 paid to Etania Audit Group P.C. (formerly Davis Accounting Group, P.C.). The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the fiscal year ended July 31, 2008, and the review of our quarterly reports for such year, amounted to $7,750 paid to Etania Audit Group P.C. (formerly Davis Accounting Group, P.C.).

Audit Related Fees. For the fiscal years ended July 31, 2009, and July 31, 2008, we paid $Nil and $Nil, respectively, to Etania Audit Group P.C. (formerly Davis Accounting Group, P.C.) and Thomas J. Harris, CPA for other audit related fees.

Tax Fees. For the fiscal years ended July 31, 2009, and July 31, 2008, we paid $Nil and $Nil, respectively, to Etania Audit Group P.C. and Thomas J. Harris, CPA for tax fees.

All Other Fees. For the fiscal years ended July 31, 2009, and July 31, 2008, there were no fees billed for accounting services other those described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountants for the year ended July 31, 2009.

PART IV

ITEM 15.	FINANCIAL STATEMENTS AND EXHIBITS

(a)(1)(2)	Financial Statements: See index to financial statements at the end of this Annual Report.

(a)(3)	Exhibits: See index below.

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Merger (2)

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209 (3)

4.1	Specimen Common Stock Certificate of American Sierra Gold Corp. (1)

10.1	Property Option Agreement between the Company and Yale Resources Ltd.(4)

10.2	Amendment No. 1 to Joint Venture Agreement (2)

10.3	Form of Warrant (2)

10.4	Operating Agreement – Gold Run Enterprises, LLC (2)

10.5	Operating Agreement – Bowerman Holdings, LLC (2)

10.6	Form of Subscription Agreement with Tobermory Holding Ltd (2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on November 7, 2007.

(2)	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

(3)	Incorporated by reference from Form 8-K filed with the SEC on May 25, 2009.

(4)	Incorporated by reference from Form 8-K filed with the SEC on May 5, 2009.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

AMERICAN SIERRA GOLD CORP.

Date: July 26, 2011	By:	/s/ James Vandeberg
	Name:	James Vandeberg
	Title:	Principal Executive Officer

Date: July 26, 2011	By:	James Vandeberg
	Name:	James Vandeberg
	Title:	Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Vandeberg		July 26, 2011
James Vandeberg	Principal Executive Officer, Principal Accounting and Financial Officer and sole Director

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Index to Financial Statements

JULY 31, 2009, AND 2008

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets:
As of July 31, 2008, and 2009	F-3

Statements of Operations:
For the fiscal years ended July 31, 2008 and 2009	F-4

Statement of Retained Earnings (Deficit):
July 31, 2008, and 2009	F-5

Statements of Cash Flows:
For the fiscal years ended July 31, 2008 and 2009	F-6

Notes to Financial Statements
July 31, 2009	F-7

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

Seattle, WA

We have audited the balance sheets of AMERICAN SIERRA GOLD CORP. (FORMERLY C.E. ENTERTAINMENT, INC.) an exploration stage company, as at JULY 31, 2009, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the years then ended and the period from inception January 30, 2007 to JULY 31, 2009. The statements for the year ended July 31, 2008 were audited by other accountants and are included for comparison purposes only. We do not express an opinion on them. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICAN SIERRA GOLD CORP. (FORMERLY C.E. ENTERTAINMENT, INC.) a development stage company, as of July 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, including the period from inception January 30, 2007 to July 31, 2009, in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2, the company’s significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas J Harris, CPA

Seattle, WA

July 19, 2011

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Balance Sheets

	Unaudited July 31, 2008	Audited July 31, 2009
ASSETS
Current assets:
Cash	$4,960	$27,520
Prepaid expenses	301	—

Total current assets	5,261	27,520

Other Assets
Mining Claims		350,000
Website software	3,542	10,573

Total Other Assets	3,542	360,573

Total assets	$8,803	$388,093

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$10,828	$17,453
Related party loans	15,125	133,301
Loans payable	—	160,000

Total current liabilities	25,953	310,754

Total liabilities	25,953	310,754

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 2,000,000,000 authorized, 82,400,000 and 68,201,843 shares issued and outstanding	82,400	82,400
Capital in excess of par value	(31,400)	(31,400)
Stock subscription payable		137,469
Deficit accumulated during the development stage	(68,150)	(111,130)

Total stockholders’ equity	(17,150)	77,339

Total liabilities and stockholders’ deficit	$8,803	$388,093

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Statements of Operations

	Year Ended July 31, 2008	Year Ended July 31, 2009	Cumulative, Inception, January 30, 2007 Through July 31, 2009
Sales	$—	$—	$—

Cost of Sales	—	—	—

Cost of Sales	—	—	—

General and administrative expenses:
Exploration costs
Consulting	7,500		7,500
Insurance
Investor relations	12,328	651	12,979
Legal fees	13,338	18,128	41,466
Tax and license	2,961	1,238	4,199
Bank charges
Accounting	7,750	11,250	22,750
Other office and miscellaneous	8.097	3,479	14,002

Total operating expenses	51,974	34,746	102,896

(Loss) from operations	(51,974)	(34,746)	(102,896)

Other income (expense):

Interest income			—
Loss on write-off of mineral properties			—
Loss on write-off of website software costs		(2,267)	(2,267)
Investment losses
Interest (expense)		(5,967)	(5,967)

(Loss) before taxes	(51,974)	(42,980)	(111,130)

Provision (credit) for taxes on income	—	—	—

Net (loss)	$(51,974)	$(42,980)	$(111,130)

Basic earnings (loss) per common share	$(0.0006)	$(0.0005)

Weighted average number of shares outstanding	82,400,000	82,400,000

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Statement of Retained Earnings

			Additional Paid-in Capital	Subscriptions Received	(Deficit) Accumulated During the Development Stage	Totals

	Common stock
	Shares	Amount
Balance, January 30, 2007	—	—	—		—	—

Common stock issued	52,000,000	52,000	(39,000)		—	13,000
Common stock issued	30,400,000	30,400	7,600		—	38,000
Net (loss) for the period	—	—	—		(16,176)	(16,176)

Balance, July 31, 2007	82,400,000	82,400	(31,400)		(16,176)	34,824

Net (loss) for the period	—	—	—		(51,974)	(51,974)

Balance, July 31, 2008	82,400,000	82,400	(31,400)		(68,150)	(17,150)

Common stock subscribed	—	—	—	137,469	—	137,469
Net (loss) for the period	—	—	—	—	(42,980)	(42,980)

Balance, July 31, 2009	82,400,000	$82,400	$(31,400)	$137,469	$(111,130)	$77,339

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Statements of Cash Flows

	Year Ended July 31, 2008	Year Ended July 31, 2009	Cumulative, Inception, January 30, 2007 Through July 31, 2009
Cash flows from operating activities:
Net (loss)	$(51,974)	$(42,980)	$(111,130)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Amortization	1,558	1,275	2,833
Loss on write off of mineral property
Loss on write off of website		2,267	2,267
Loss on joint venture
Change in current assets and liabilities:
Prepaids	1,449	301
Deposits			—
Accounts payable and accrued expenses	(2,992)	6,625	17,453

Net cash flows from operating activities	(51,889)	(32,512)	(88,577)

Cash flows from investing activities:
Website development	(5,100)	(10,573)	(15,673)
Purchase of Mining Rights		(350,000)	(350,000)

Net cash flows from investing activities	(5,100)	(360,573)	(365,673)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	51,000
Stock subscription payable		137,469	137,469
Payments to related party	15,125	118,176	133,301
Proceeds/(Payment) of notes payable		160,000	160,000

Net cash flows from financing activities	15,125	415,645	481,770

Net cash flows	(41,864)	22,560	27,520

Cash and equivalents, beginning of period	46,824	4,960	—

Cash and equivalents, end of period	$4,960	$27,520	$27,520

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

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

Internal Website Development Costs

Under FASB ASC350-50, Emerging Issues Taskforce Statement 00-2, “Accounting for Website Development Costs” (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Under ASC 350-50EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. As of July 31, 2010, and 2009, the Company capitalized $10,573 related to its internal-use website development related to a new website as work in process. As of July 31, 2008, the Company had capitalized $5,100 and recorded $1,558 in accumulated amortization related to its internal-use website development for a previous website. During 2009, the old website development costs and related accumulated amortization were written-off to expense resulting in a loss on disposal in the amount of $2,267.

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

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009, AND 2008

Note 2 - Uncertainty, Going Concern

At July 31, 2010, the Company was engaged in a business and had suffered losses from exploration stage activities to date. In addition, the Company has minimal operating funds. While no steps have been taken by the Company, due to the doubt about its ability to continue as a going concern, the Company may in the future explore new business opportunities that the Company believes would be beneficial to its stockholders. Although the Company is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers to perform essential functions with minimal compensation. No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material. These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 - Related Party Loans

As of July 31, 2009, the Company owed $27,301 to a former Director, officer, and stockholder of the Company in connection with a loan made to the Company in the amount of $27,301 on July 31, 2009. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment. This loan was forgiven by the lender on May 18, 2011.

As of July 31, 2009, the Company owed $106,000 to a former officer of the Company in connection with a loan made to the Company in the amount of $106,000 on July 31, 2009. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment. This loan was forgiven by the lender on May 18, 2011.

As of July 31, 2010, the Company owed $62,500 to its former officers in connection with loans made to the Company in the amount of $62,500 in November 2009. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no specific terms of repayment. This loan was forgiven by the lender on May 18, 2011.

Note 5 - Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third party for working capital purposes. The loan is unsecured, bears interest at 8 percent per annum, and was due on February 11, 2010. The loan term has not been extended and is due on demand. This loan was forgiven by the lender on May 18, 2011.

On April 3, 2009, the Company borrowed $125,000 from a third party under a promissory note. The loan is unsecured, bears interest at 10 percent per annum, and was due and payable on April 3, 2010. On July 20, 2009, the Company made a principal payment of $40,000 on this loan. On October 2, 2009, the Company made a principal payment of $25,000 on this loan. On November 9, 2009, the Company made a principal payment of $15,000 on this loan. The loan term has not been extended and is now due on demand. The balance of this note as of July 31, 2010 was $45,000. This loan was forgiven by the lender on May 18, 2011.

On September 30, 2010, the Company received a loan in the amount of $110,000. This loan was forgiven by the lender on May 18, 2011.

On October 12, 2010, the Company received a loan in the amount of $110,000. This loan was forgiven by the lender on May 18, 2011.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009, AND 2008

Note 6 - Common Stock

On January 30, 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) valued at a price of $0.00025 per share to Directors and officers for cash proceeds of $13,000 to the Company (See Note 8).

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

In July 2009, the Company commenced a private placement offering (PPO #2), exempt from registration under Regulation S of the Securities Act of 1933, as amended, to raise up to $137,500 through the offer and sale of up to 183,334 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.75 per share to two (2) non-U.S. individuals. Proceeds of $137,469 related to PPO #2 were received before July 31, 2009. As a result, on September 1, 2009, the Company issued 100,000 shares of common stock (post forward stock split) and, on November 16, 2009, the Company issued an additional 83,334 shares of common stock (post forward stock split) to the investors in connection with PPO #2.

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

On December 8, 2009, the Company issued 300,000 shares of common stock (post forward stock split) in connection with the Trinity Alps Joint Venture. The issuance of these securities was exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The total proceeds from this offering were $249,000.

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

As of July 31, 2009, the Company had warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiration Date
October 20, 2009	348,837	$1.51	October 20, 2011
December 11, 2009	819,672	$1.07	December 11, 2011
May 25, 2010	800,000	$0.44	May 26, 2015

Total	1,968,509

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009, AND 2008

Note 7 - Income Taxes

The provision (benefit) for income taxes for the fiscal years ended July 31, 2009, and 2008, were as follows:

	Year Ended July 31,
	2009	2008
Current Tax Provision:
Federal- Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$6,447	$7,796
Change in valuation allowance	(6,447)	(7,796)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of July 31, 2009, and 2008, as follows:

	July 31,
	2009	2008
Loss carryforwards	$16,669	$10,222
Less - Valuation allowance	(16,669)	(10,222)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended July 31, 2009 and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of July 31, 2009 and 2008, the Company had approximately $111,130, and $68,150, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

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

As described in Note 4, as of July 31, 2010, the Company owed $27,301 (July 31, 2009 - $27,301) to an individual who is a former Director, officer, and stockholder of the Company. As of July 31, 2010, the balance owing was $27,301. This loan was forgiven by the lender on May 18, 2011.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009, AND 2008

As described in Note 4, as of July 31, 2010, the Company owed $62,500 to its former officers. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment. As of July 31, 2010, the balance owing on this loan was $62,500. This loan was forgiven by the lender on May 18, 2011.

As described in Note 4, as of July 31, 2010, a loan for working capital purposes from an officer and stockholder of the Company amounted to $106,000. The loan is unsecured, non-interest bearing, and has no specific terms of repayment. As of July 31, 2010, the balance owing on this loan was $106,000. This loan was forgiven by the lender on May 18, 2011.

On September 29, 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Johannes Petersen, whereby Mr. Petersen agreed to serve as a Director and the Chief Financial Officer of the Company. Pursuant to the terms of the Consulting Agreement, the Company agreed to pay Mr. Petersen $5,000 per month, and issue to him 1,000,000 restricted shares of the Company’s common stock as compensation for providing services as a Director. On October 14, 2009, the Company’s Chief Executive Officer, Mr. Wayne Gruden, issued a warrant to Mr. Petersen, providing him with the option to acquire 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) currently held by Mr. Gruden, at a price of $1.25 per share and with a term of three years. The warrant was provided to Mr. Petersen in connection with his Consulting Agreement described above. The warrant to purchase 1,000,000 shares of the Company’s common stock has been forfeited by Mr. Gruden and canceled by the Company.

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

Note 9 - Commitments and Contingencies

On October 1, 2009, the Company entered into an operating lease agreement for office space with an unrelated third party. The quarterly lease rate was $319 per month. Rent expense for the year ended July 31, 2010, was $1,317. The Company terminated this lease commitment in May 2010.

Shortly thereafter, the Company made arrangements to use space occupied by Mr. Vandeberg, Director and executive officer of the Company. The Company pays $500 per month for use of this space as its principal corporate offices. The Company plans to use space provided by Mr. Vandeberg until it is no longer suitable for its operations or circumstances demand otherwise.

Note 10 - Contracts and Agreements

Mineral Property Option Agreement

On April 30, 2009, the Company entered into a property option agreement (the “Option Agreement”) with Yale Resources Ltd., a Canadian public company (“Yale”), which held a 100 percent interest in ten (10) mining concessions covering approximately 28,830 hectares in southwest Chihuahua State, Mexico. Yale also held options to acquire an additional six (6) mining concessions covering approximately 276 hectares in the same area (the total of the mining concessions known as the “Yale Property”).

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009, AND 2008

Pursuant to the terms of the Option Agreement, the Company was granted two (2) exclusive and separate option rights to acquire undivided legal and beneficial interests of up to 100 percent in the Yale Property free and clear of all liens, charges, and claims of others. During the year-ended July 31, 2010, the Company abandoned its rights options to acquire the Yale Property. The Company paid Yale $300,000 in April 2009 in connection with the Option Agreement. All costs related to the acquisition of the Property were written off by the Company in the fiscal year ended July 31, 2010.

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

Under the Share Agreement, each unit consists of one share of common stock of the Company, and a warrant (the “Purchase Warrant”) to purchase an additional share of common stock of the Company. The price of each unit is equal to 75 percent of the weighted average closing price of common stock of the Company, as quoted by NASDAQ, or other source agreed to by the parties, for the preceding ten days prior to each subscription advance to purchase units. The purchase price under each Purchase Warrant to acquire one additional share of common stock shall be 175 percent of the unit price at which the unit containing the Purchase Warrant being exercised was issued. As of July 31, 2010, Tobermory held 800,000 shares (pre-stock split) of common stock of the Company.

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

In furtherance of the JV Agreement, the parties formed two entities to hold and operate the mineral claims. The Company received an immediate 7 percent ownership stake in each of such entities in exchange for its initial contributions, and thereafter, incrementally increased its ownership interest by 1 percent for each additional $40,000 contributed. The Company was to be capped at a 40 percent ownership interest level in each entity until the full $2,000,000 was contributed and earmarked for expenditure with respect to the properties, at which point, the Company’s ownership interest would have automatically increased to 75 percent in each entity.

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

On December 8, 2009, the Company closed the JV Agreement with Trinity Alps. At closing, the Company (1) contributed $150,000 to an escrow account for the benefit of Trinity Alps, and (2) issued 2,000,000 shares of the Company’s common stock and warrants to purchase an additional 2,000,000 shares of common stock to Trinity Alps.

This transaction has been accounted for using the equity method of accounting as the Company had been deemed to have significant influence over the operations of the Joint Venture. All equity contributions will be offset by losses suffered by the Joint Venture.

During the year-end July 31, 2010, the Company terminated the JV Agreement and wrote off the costs associated with the property and the JV Agreement, including the initial payments paid by the Company upon and shortly after closing. Neither party has any further rights or obligations under the JV Agreement. As such, the Company does not have an ownership interest in the two entities that hold and operate the mineral claims and the warrants to purchase 2,000,000 shares of the Company’s common stock issued to Trinity Alps have been canceled by the Company. As of July 31, 2010, Trinity Alps owned 1,000,000 shares of common stock of the Company.

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

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140 ”. SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) “Amendments to FASB Interpretation No. 46(R )”. SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ”. SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009, AND 2008

Note 12 – Subsequent Events

In accordance with ASB Statement No. 165, Subsequent Events, the Company has evaluated subsequent events after July 31, 2010, the balance sheet date, up through the date of the Report of Registered Independent Auditors attached to these financial statements. The Company has not evaluated subsequent events after that date. The subsequent events (not noted in the notes above) are as follows:

On May 18, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation. In connection therewith, the Company issued a convertible promissory note to Asher Enterprises, Inc in exchange for principal funds in the amount of $45,000. The convertible note provides for interest of 8% per annum and is due on February 23, 2012. The maturity date of the promissory note is February 23, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into shares of common stock of the Company at a conversion priced based on a discounted percentage of the Company’s common stock trading price. The Company has agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.