Form 10-K/A
period 2010-07-31
AMERICAN SIERRA GOLD CORP.
filed 2011-07-28
CIK 1415432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Large accelerated filer  ☐                 Accelerated filer  ☐                 Non-accelerated filer  ☐                Smaller reporting company  ☑

                                                     (Do not check if a smaller reporting  company)

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

EXPLANATORY NOTE

On January 21, 2011, the Board of Directors of Legend Oil and Gas, Ltd. (the “Company”) dismissed Etania Audit Group, P.C. (“Etania”), formerly Davis Accounting Group, P.C., and engaged the accounting firm of Thomas J. Harris, CPA (“Harris”) as the Company’s independent public accountant to audit the Company’s financial statements for the fiscal years ended July 31, 2010 and 2009. Etania was not duly licensed when it issued its audit opinion on the Company’s financial statements for the fiscal years ended July 31, 2010 and July 31, 2009. Harris has completed an audit of the financial statements, which are contained in this Annual Report.

As a result, this Amendment No. 3 to the Annual Report on Form 10-K (“Amendment No. 3”) contains amendments to the disclosure under the following items, related to the second audit of the financial statements by Harris.

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

Item 15 – Exhibits. Exhibit 4.1 has been incorporated by reference from reports filed prior to the date the original Annual Report on Form 10-K was filed with the SEC. In addition, this Amendment No. 3 contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act of 1934, as amended, and Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 3 continues to speak as of the date the Annual Report on Form 10-K for the fiscal year ended July 31, 2010 was originally filed with the SEC and the Company has not updated or amended the disclosure contained herein to reflect events that have occurred since the original filing of the Form 10-K on November 15, 2010, or modified or updated the disclosure other than amendments to the disclosure contained in the items listed above and amendments made in Amendment No. 1 and Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended July 31, 2010. Accordingly, this Amendment No. 3 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K.

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

To obtain a Free Miner’s Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the Company is not registered in British Columbia, the claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust. The mineral title claims have been registered with the Government of British Columbia.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

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

We May Not Be Able To Secure Additional Financing To Meet Our Future Capital Needs Due To Changes In General Economic Conditions.

We anticipate needing significant capital to conduct further exploration and, if mineral reserves are found, development needed to bring our Adams Ridge Project into production and/or to continue to seek out appropriate joint venture partners or buyers for certain mining properties. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH OUR INDUSTRY

Environmental Controls Could Curtail Or Delay Exploration And, If Mineral Reserves are Found, Development Of Our Mines And Impose Significant Costs On Us.

We are required to comply with numerous environmental laws and regulations imposed and enforced by foreign, federal, provincial, state and local authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation Liability Act and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold and silver mining and processing. In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue a surety bond. This addition of cash collateral for a bond could have a significant impact on our ability to bring properties into production.

Many states have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of mining operations. Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater. Although we believe that the mining properties we currently have an interest in are in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, and if we find mineral reserves, development and production activities. Any of these results could force us to curtail or cease our business operations.

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

Our Applications For Exploration Permits May Be Delayed Or May Be Denied In The Future.

Exploration activities usually require the granting of permits from various governmental agencies. For exploration drilling on unpatented mineral claims, a drilling plan must be filed with the Bureau of Land Management or the United States Forest Service, which may then take several months or more to grant the requested permit. Similar permits are required in Canada. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. With all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits or the refusal to grant required permits may not be granted at all, all of which may cause delays and unanticipated costs in conducting planned exploration activities. Any such delays or unexpected costs in the permitting process could result in serious adverse consequences to the price of our stock and to the value of your investment.

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

Results of Operations

Year Ended July 31, 2010 Compared to Year Ended July 31, 2009

We had a net loss of $5,345,580 for the fiscal year ended July 31, 2010, compared to a net loss of $42,980 for the fiscal year ended July 31, 2009, an increase in net loss of $426,707. We have generated no revenues since January 30, 2007, our inception. Our operating costs have been paid for with funds raised through equity and debt financings. Our net cash flow from financing activities since our inception was $1,654,301 as of July 31, 2010.

The significant increase in net loss is attributable to our shift away from a web-based business to a mineral acquisition and exploration business beginning in the latter part of the fiscal year ended July 31, 2009. As a result, we spent more during fiscal year ended July 31, 2010 than July 31, 2009. The increase in our operating costs in the year ended July 31, 2010 as compared to the year ended July 31, 2009 was due to an increase in consulting fees of $130,000, insurance expenses of $18,388, legal fees of $147,090 and accountant fees of $16,264 as we began implementing our new business plan. In addition, we wrote-off several mineral properties in connection with terminating the Joint Venture Agreement we entered into with Trinity Alps Resources, Inc. in the year ended July 31, 2010, totaling $4,851,271. This was in contrast to a much smaller write-off of web site software costs in the year ended July 31, 2009 of $2,267.

Impact of Inflation

Since our inception in 2007, inflation has not had a material effect on our revenues.

Liquidity and Capital Resources

Our balance sheet as of July 31, 2010, reflects total assets of $55,728, as compared with total assets of $388,093 as of July 31, 2009. The decrease in total assets was primarily due to writing off mining claims valued at $350,000 during the fiscal year ended July 31, 2010, as well as prepaid expenses of $29,829 at July 31, 2010, as compared with no prepaid expenses at July 31, 2009. With low cash reserves, $15,326 at July 31, 2010, and a working capital deficit, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Our net cash flows from financing activities during the fiscal year ended July 31, 2010 were $1,172,531. If we are unable to generate sufficient revenues to meet our obligations, we may require up to an additional $250,000 of investor capital during the calendar year 2011. We anticipate continuing to generate losses and, therefore, may be unable to sustain operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. If equity financing is used, our stockholders will experience dilution of their ownership interests in the Company.

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

Operating Activities

Negative net cash flows from operating activities for the fiscal year ended July 31, 2010 was $476,127, an increase of $443,615 as compared to negative net cash flows from operating activities of $32,512 for the fiscal year ended July 31, 2009. This increase in negative net cash flows was primarily due to a net loss from operating activities of $5,345,850 in the fiscal year ended July 31, 2010, as compared to a net loss from operating activities of $42,980 in the fiscal year ended July 31, 2009. The increase in negative net cash flows was somewhat offset by the loss on the write off of mineral properties totaling $4,851,271 arising from the termination of the Joint Venture Agreement we entered into with Trinity Alps Resources, Inc. in the year ended July 31, 2010.

Investing Activities

The primary driver of cash used in investing activities was capital spending in the acquisition of a mineral properties during the fiscal years ended July 31, 2010 and 2009, namely the Urique Property and the Adams Ridge Property as discussed in more detail in Note 10 to the financial statements, which disclosure is incorporated herein by reference.

Cash used in investing activities during the fiscal year ended July 31, 2010 was $708,598, which was an increase of $348,025 from $360,573 of cash used in investing activities during the fiscal year ended July 31, 2009. This increase in the cash used in investing activities was primarily due to the acquisition of the Urique Property and Adams Ridge Property mineral rights.

Mineral Property

Urique Project

On April 30, 2009, the Company entered into a property option agreement (the “Option Agreement”) with Yale Resources Ltd., a Canadian public company (“Yale”), which held a 100 percent interest in ten (10) mining concessions covering approximately 28,830 hectares in southwest Chihuahua State, Mexico (the “Urique Project”). Yale also held options to acquire an additional six (6) mining concessions covering approximately 276 hectares in the same area (the total of the mining concessions known as the “Yale Property”).

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

Trinity Alps Joint Venture Agreement

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

During the year-end July 31, 2010, the Company terminated the JV Agreement and has written off any the costs associated with the property and the JV Agreement, including the initial payments paid by the Company upon and shortly after closing. Neither party has any further rights or obligations under the JV Agreement. As such, the Company does not have an ownership interest in the two entities that hold and operate the mineral claims and the warrants to purchase 2,000,000 shares of the Company’s common stock issued to Trinity Alps have been canceled by the Company. As of July 31, 2011, Trinity Alps owned 1,000,000 shares of common stock of the Company.

Adams Ridge Project

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

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. (“Tobermory”) wherein Tobermory has agreed to advance up to $6,000,000 to our Company until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances of $300,000 from the date of the share issuance agreement to November 10, 2009, there can be no assurances that we will receive any further funds from Tobermory. For further discussion regarding the Tobermory financing arrangement see Note 10 to the financial statements contained in this Annual Report, which disclosure is incorporated herein by reference.

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

Our financial statements for the fiscal years ended July 31, 2010 and July 31, 2009 (the “Financial Statements”) appear beginning at page F-1 at the end of this Annual Report. It has recently come to the Company’s attention that Etania Audit Group, P.C. (formerly Davis Accounting Group, P.C.) was not duly licensed when it issued its audit opinion on the Financial Statements. The Company’s new independent registered accountant, Thomas J. Harris, CPA, has completed an audit of the Financial Statements, which are contained in this Annual Report.

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

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K/A. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biographies

James Vandeberg. Mr. Vandeberg has served as the sole director and executive officer of the Company since October 20, 2010. He has been an attorney practicing in Seattle, Washington since 1996. He specializes in corporate finance with an emphasis on securities and acquisitions. Prior to practicing in Seattle, he was counsel and secretary to two NYSE listed companies. Mr. Vandeberg is a member and former Director of the American Society of Corporate Secretaries. He graduated from NYU Law School in 1969 where he was a Root-Tilden Scholar and holds a BA degree in accounting. Mr. Vandeberg is a director of Legend Oil and Gas, Ltd. (formerly SIN Holdings, Inc.), REGI US, Inc., IAS Energy, Inc. and ASAP Holdings, Inc., all of which are reporting companies on the OTCBB.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended July 31, 2010, and July 31, 2009, respectively:

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Vandeberg Sole Officer	2010	$0	$0	0	$0	$0	$0	$0	$0
	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Former Executive Officers
Johannes Petersen(2)	2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wayne Gruden(3)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended July 31, 2010, and 2009 in accordance with SFAS 123(R).

(2)	Mr. Petersen resigned from the position of Chief Financial Officer on September 10, 2010, and from the position of director on March 26, 2009. Mr. Peterson received a consulting fee of $5,000 per month from March 2009 to September 2010.

(3)	Mr. Gruden resigned as sole executive officer of the Company on October 20, 2010.

Outstanding Equity Awards at July 31, 2010 Year-End

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Vandeberg CEO	0	0	0	—	—	0	—	0	—

Former Executive Officers
Johannes Petersen	0	0	0	—	—	0	—	0	—

Wayne Gruden	0	0	0	—	—	0	—	0	—

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

Name and Address	Common Shares Owned	Exercisable Options and Warrants (1)	Total	Percentage
Wayne Gruden, former executive officer and director 200 S. Virginia, 8th Floor, Reno, Nevada 89501	33,000,000	0	33,000,000	48.39%

James Vandeberg, executive officer and director c/o American Sierra Gold Corp. 601 Union St Ste 4500 Seattle, WA 98101	0	0	0	—

All directors and officers as a group (1 person)	0	0	0	—

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

Related Party Transactions

The Company has not entered into any reportable transaction nor are there any proposed reportable transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest. The Company has, however, received funds in the form of loans from its former directors and officers as disclosed in Notes 4, 5 and 8 of the Financial Statements attached hereto, which disclosure is incorporated herein by reference.

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

Our independent registered accountant is Thomas J. Harris, CPA. Our financial statements for the fiscal years ended July 31, 2010 and July 31, 2009, respectively, were audited by Thomas J. Harris, CPA.

Audit Fees. The aggregate fees paid for the annual audit of the Company’s financial statements included in our Annual Report for the years ended July 31, 2010 and 2009, and the review of our quarterly reports for such years amounted to $6,500.

Audit Related Fees. For the fiscal years ended July 31, 2010, and July 31, 2009, we paid fees in the amount of $16,474 to Etania Audit Group P.C. (formerly Davis Accounting Group, P.C.), our former independent accounting firm, for its audit of the Company’s financial statements.

Tax Fees. For the fiscal years ended July 31, 2010, and July 31, 2009, we paid $Nil and $Nil, respectively, to Etania Audit Group P.C. and Thomas J. Harris, CPA for tax fees.

All Other Fees. For the fiscal years ended July 31, 2010, and July 31, 2009, there were no fees billed for accounting services other those described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountants for the year ended July 31, 2010.

PART IV

ITEM 15.	EXHIBITS

(a)(1)(2)	Financial Statements: See index to financial statements at the end of this Annual Report.

(a)(3)	Exhibits: See index below.

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Articles of Incorporation	Incorporated by reference from Form SB-2 filed with the SEC on November 7, 2007.

3.2	Bylaws	Incorporated by reference from Form SB-2 filed with the SEC on November 7, 2007.

3.3	Articles of Merger	Incorporated by reference from Form SB-2 filed with the SEC on November 7, 2007.

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated by reference from Form 8-K filed with the SEC on May 25, 2009.

4.1	Specimen Common Stock Certificate of American Sierra Gold Corp.	Incorporated by reference from Form SB-2 filed with the SEC on November 7, 2007.

10.1	Property Option Agreement between the Company and Yale Resources Ltd.	Incorporated by reference from Form 8-K filed with the SEC on May 5, 2009.

10.2	Form of Subscription Agreement	Incorporated by reference from Form 8-K filed with the SEC on September 9, 2009.

10.3	Consulting Agreement with Johannes Petersen	Incorporated by reference from Form 8-K filed with the SEC on October 5, 2009.

10.4	Share Issuance Agreement	Incorporated by reference from Form 8-K filed with the SEC on October 13, 2009.

10.5	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc.	Incorporated by reference from Form 10-Q filed with the SEC on December 18, 2009.

10.6	Amendment No. 1 to Joint Venture Agreement	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.7	Form of Warrant	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.8	Operating Agreement—Gold Run Enterprises, LLC	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.9	Operating Agreement—Bowerman Holdings, LLC	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.10	Form of Subscription Agreement with Tobermory Holding Ltd	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

SIGNATURE	TITLE	DATE

/s/ James Vandeberg James Vandeberg	Principal Executive Officer, Principal Accounting and Financial Officer and sole Director	July 26, 2011

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Index to Financial Statements

JULY 31, 2010, AND 2009

Report of Independent Registered Public Accounging Firm	F-2

Balance Sheets:
As of July 31, 2009, and 2010	F-3

Statements of Operations:
For the fiscal years ended July 31, 2009 and 2010	F-4

Statement of Retained Earnings (Deficit):
July 31, 2009, and 2010	F-5

Statements of Cash Flows:
For the fiscal years ended July 31, 2009 and 2010	F-6

Notes to Financial Statements
July 31, 2010	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

Seattle, WA

We have audited the balance sheets of AMERICAN SIERRA GOLD CORP. (FORMERLY C.E. ENTERTAINMENT, INC.) an exploration stage company, as at JULY 31, 2010 and 2009, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the years then ended and the period from inception January 30, 2007 to JULY 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICAN SIERRA GOLD CORP. (FORMERLY C.E. ENTERTAINMENT, INC.), a development stage company, as of July 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, including the period from inception January 30, 2007 to July 31, 2010, in conformity with generally accepted accounting principles accepted in the United States of America.

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

Thomas J Harris, CPA

Seattle, WA

July 19, 2011

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Balance Sheets

	Audited July 31, 2009	Audited July 31, 2010
ASSETS
Current assets:
Cash	$27,520	$15,326
Prepaid expenses	—	29,829

Total current assets	27,520	45,155

Other Assets
Mining Claims	350,000	—
Website software	10,573	10,573

Total Other Assets	360,573	10,573

Total assets	$388,093	$55,728

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$17,453	$44,465
Related party loans	133,301	195,801
Loans payable	160,000	120,000

Total current liabilities	310,754	360,266

Total liabilities	310,754	360,266

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 2,000,000,000 authorized, 82,400,000 and 68,201,843 shares issued and outstanding	82,400	68,201
Capital in excess of par value	(31,400)	5,034,241
Stock subscription payable	137,469	50,000
Deficit accumulated during the development stage	(111,130)	(5,456,980)

Total stockholders’ equity	77,339	(304,538)

Total liabilities and stockholders’ deficit	$388,093	$55,728

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Statements of Operations

	Year Ended July 31, 2009	Year Ended July 31, 2010	Cumulative, Inception, January 30, 2007 Through July 31, 2010
Sales	$—	$—	$—

Cost of Sales	—	—	—

Cost of Sales	—	—	—
General and administrative expenses:
Exploration costs		4,880	4,880
Consulting		130,000	137,500
Insurance		18,388	18,388
Investor relations	651	92,927	105,906
Legal fees	18,128	165,218	206,684
Tax and license	1,238	4,544	8,743
Bank charges		1,477	1,477
Accounting	11,250	27,514	50,264
Other office and miscellaneous	3,479	16,505	30,507

Total operating expenses	34,746	461,453	564,349

(Loss) from operations	(34,746)	(461,453)	(564,349)

Other income (expense):
Interest income			—
Loss on write-off of mineral properties		(4,851,271)	(4,851,271)
Loss on write-off of website software costs	(2,267)		(2,267)
Investment losses		(21,269)	(21,269)
Interest (expense)	(5,967)	(11,857)	(17,824)

(Loss) before taxes	(42,980)	(5,345,850)	(5,456,980)

Provision (credit) for taxes on income	—		—

Net (loss)	$(42,980)	$(5,345,850)	$(5,456,980)

Basic earnings (loss) per common share	$(0.0005)	$(0.0753)

Weighted average number of shares outstanding	82,400,000	70,970,653

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Statement of Retained Earnings

	Common stock		Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Subscriptions Received	(Deficit) Accumulated During the Development Stage	Totals

	Shares	Amount
Balance, January 30, 2007	—	—	—			—	—
Common stock issued	52,000,000	52,000	(39,000)			—	13,000
Common stock issued	30,400,000	30,400	7,600			—	38,000
Net (loss) for the period	—	—	—			(16,176)	(16,176)

Balance, July 31, 2007	82,400,000	82,400	(31,400)	—		(16,176)	34,824

Net (loss) for the period	—	—	—			(51,974)	(51,974)

Balance, July 31, 2008	82,400,000	82,400	(31,400)	—		(68,150)	(17,150)

Common stock subscribed	—	—	—		137,469	—	137,469
Net (loss) for the period	—	—	—		—	(42,980)	(42,980)

Balance, July 31, 2009	82,400,000	82,400	(31,400)		137,469	(111,130)	77,339

Common stock cancelled	(19,000,000)	(19,000)	19,000				—
Adjustment for common stock subscribed	—	—	—	—	31		31
Common stock issued for subscribed shares	100,000	100	74,900		(75,000)		—
Common stock issued for subscribed shares	83,334	83	6,266	56,151	(62,500)		—
Adjustment for common stock subscribed	—	—	—	—	50,000		50,000
Common stock issued	250,000	250	99,750				100,000
Common stock issued	348,837	348	32,358	267,294			300,000
Common stock issued for mineral property	2,000,000	2,000	1,658,000	1,854,942	—	—	3,514,942
Common stock issued for finder services	300,000	300	248,700		—	—	249,000
Commons stock issued	819,672	820	51,891	447,289	—	—	500,000
Common stock issued for mineral property	100,000	100	49,900				50,000
Common stock issued	800,000	800	92,704	106,496			200,000
Net (loss) for the period						(5,345,850)	(5,345,850)

Balance, July 31, 2010	68,201,843	$68,201	$2,302,069	$2,732,172	$50,000	$(5,456,980)	$(304,538)

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Statements of Cash Flows

	Year Ended July 31, 2009	Year Ended July 31, 2010	Cumulative, Inception, January 30, 2007 Through July 31, 2010
Cash flows from operating activities:
Net (loss)	$(42,980)	$(5,345,850)	$(5,456,980)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Amortization	1,275		2,833
Loss on write off of mineral property		4,851,271	4,851,271
Loss on write off of website	2,267		2,267
Loss on joint venture		21,269	21,269
Change in current assets and liabilities:
Prepaids	301	(29,829)	(29,829)
Deposits			—
Accounts payable and accrued expenses	6,625	27,012	44,465

Net cash flows from operating activities	(32,512)	(476,127)	(564,704)

Cash flows from investing activities:
Website development	(10,573)	—	(15,673)
Purchase of Mining Rights	(350,000)	(708,598)	(1,058,598)

Net cash flows from investing activities	(360,573)	(708,598)	(1,074,271)

Cash flows from financing activities:
Proceeds from sale of common stock	—	1,237,500	1,288,500
Stock subscription payable	137,469	(87,469)	50,000
Payments to related party	118,176	62,500	195,801
Proceeds/(Payment) of notes payable	160,000	(40,000)	120,000

Net cash flows from financing activities	415,645	1,172,531	1,654,301

Net cash flows	22,560	(12,194)	15,326
Cash and equivalents, beginning of period	4,960	27,520	—

Cash and equivalents, end of period	$27,520	$15,326	$15,326

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Notes to Financial Statements

July 31, 2010

Note 1—Summary of Significant Accounting Policies

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

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Notes to Financial Statements—(Continued)

July 31, 2010

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

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Notes to Financial Statements—(Continued)

July 31, 2010

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

Note 2—Uncertainty, Going Concern

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

Note 3—Change in Management

On September 10, 2010, Mr. Johannes Petersen resigned as a Director and Chief Financial officer of the Company. Mr. Wayne Gruden continued to serve as a Director of the Company and became its sole officer.

On October 20, 2010, Mr. James Vandeberg was appointed as a Director and sole officer of the Company. Additionally, Mr. Wayne Gruden resigned as a Director and sole officer of the Company.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Notes to Financial Statements—(Continued)

July 31, 2010

Note 4—Related Party Loans

As of July 31, 2010, the Company owed $27,301 to a former Director, officer, and stockholder of the Company in connection with a loan made to the Company in the amount of $27,301 on July 31, 2009. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment. This loan was forgiven by the lender on May 18, 2011.

As of July 31, 2010, the Company owed $62,500 to its former officers in connection with loans made to the Company in the amount of $62,500. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no specific terms of repayment. This loan was forgiven by the lenders on May 18, 2011.

As of July 31, 2010, the Company owed $106,000 to a former officer of the Company in connection with a loan made to the Company in the amount of $106,000 on July 31, 2009. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment. This loan was forgiven by the lender on May 18, 2011.

Note 5—Loans Payable

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

Note 6—Common Stock

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

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Notes to Financial Statements—(Continued)

July 31, 2010

In July 2009, the Company commenced a private placement offering (PPO #2), exempt from registration under Regulation S of the Securities Act of 1933, as amended, to raise up to $137,500 through the offer and sale of up to 183,334 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.75 per share to two (2) non-U.S. individuals. Proceeds of $137,469 related to PPO#2 were received before July 31, 2009. As a result, on September 1, 2009, the Company issued 100,000 shares of common stock (post forward stock split) and, on November 16, 2009, the Company issued an additional 83,334 shares of common stock (post forward stock split) to the investors in connection with PPO #2.

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

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Notes to Financial Statements—(Continued)

July 31, 2010

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

Warrants

As of July 31, 2010, the Company had warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiration Date
October 20, 2009	348,837	$1.51	October 20, 2011
December 11, 2009	819,672	$1.07	December 11, 2011
May 25, 2010	800,000	$0.44	May 26, 2015

Total	1,968,509

Note 7—Income Taxes

The provision (benefit) for income taxes for the fiscal years ended July 31, 2010, and 2009, were as follows:

	Year Ended July 31,
	2010	2009
Current Tax Provision:
Federal—
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal—
Loss carryforwards	$801,878	$6,447
Change in valuation allowance	(801,878)	(6,447)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of July 31, 2010 and 2009, as follows:

	July 31,
	2010	2009
Loss carryforwards	$818,547	$16,669
Less—Valuation allowance	(818,547)	(16,669)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended July 31, 2010 and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of July 31, 2010 and 2009, the Company had approximately $5,456,980, and $111,130, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Notes to Financial Statements—(Continued)

July 31, 2010

Note 8—Related Party Transactions

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

As described in Note 4, as of July 31, 2010, the Company owed $27,301 (July 31, 2009—$27,301) to an individual who is a former Director, officer, and stockholder of the Company. As of July 31, 2010, the balance owing was $27,301. This loan was forgiven by the lender on May 18, 2011.

As described in Note 4, as of July 31, 2010, the Company owed $62,500 to the former officers of the Company. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment. As of July 31, 2010, the balance owing on this loan was $62,500. This loan was forgiven by the lenders on May 18, 2011.

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

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Notes to Financial Statements—(Continued)

July 31, 2010

Note 9—Commitments and Contingencies

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

Note 10—Contracts and Agreements

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

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Notes to Financial Statements—(Continued)

July 31, 2010

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

Note 11—Recent Accounting Pronouncements

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

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Notes to Financial Statements—(Continued)

July 31, 2010

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

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No, 140”. SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities “ and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)

(An Exploration Stage Enterprise)

Notes to Financial Statements—(Continued)

July 31, 2010

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Note 12—Subsequent Events

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