Form 10-K
period 2011-07-31
AMERICAN SIERRA GOLD CORP.
filed 2011-11-21
CIK 1415432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended        July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

The aggregate market value of the voting Common Stock held by non-affiliates of issuer as of November 11, 2011 is $422,422. There are 35,201,843 shares of common voting stock of the Company outstanding not held by affiliates. The aggregate market value is based upon the closing price for the common stock of the Company on the OTC Bulletin Board on November 11, 2011, which was $0.012.

As of November 11, 2011, 68,201,843 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

AMERICAN SIERRA GOLD CORP.

INDEX
to Annual Report on Form 10-K
for the Fiscal Year Ended July 31, 2011

As used in this annual report on Form 10-K for the year ended July 31, 2011 (“Annual Report”), unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to American Sierra Gold Corp., a Nevada corporation.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, profitability, adequacy of funds from operations, and cash flows and financing are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Annual Report. Our actual results, performance or achievements could differ materially from historical results as well as the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on January 30, 2007.  At the time of our incorporation, we were incorporated under the name “C.E. Entertainment, Inc.,” and our original business plan was to engage in the sales and marketing of Ukrainian classical music.  On May 19, 2009, we changed our name to American Sierra Gold Corp. by way of a merger with our wholly-owned subsidiary, American Sierra Gold Corp., which was formed solely for the purpose of changing our name.  In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Further, effective May 19, 2009, we conducted a 40:1 forward stock split of our issued and outstanding common stock.  As a result, our authorized capital stock increased from 50,000,000 shares of common stock, $0.001 par value per share, to 2,000,000,000 shares of common stock, $0.001 par value per share. Unless specifically stated otherwise, all share amounts referenced herein, refer to post-forward stock split share amounts.

Mining Properties and Projects

Our primary business focus is to evaluate, acquire, explore and develop gold properties in North America.  In November 2010, we acquired and began work on one project that consists of six mineral claims in the Adams Ridge area of British Columbia, Canada (the “Adams Ridge Claims”). We are in the exploration stage with respect to the Adams Ridge Claims. Despite exploration work on the Adams Ridge Claims, we have not established that there are any mineral reserves, nor can there be any assurance that we will be able to do so.

A “mineral reserve” is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the Company is not registered in British Columbia, our Adams Ridge Claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust. The mineral title claims have been registered with the Government of British Columbia. A copy of the trust agreement is attached to this Annual Report as Exhibit 10.6 and incorporated herein by reference.

Sources of Available Mineral Resource Properties

There are at least five sources of mineral resource properties available for exploration, development and mining: (i) those on public lands; (ii) those on private fee lands; (iii) unpatented mining claims; (iv) patented mining claims; and (v) those on tribal lands.  The primary sources for acquisition of these claims are the United States government, through the Bureau of Land Management and the United States Forest Service, state and Canadian Provincial governments, tribal governments, and individuals or entities that currently hold title to or lease government and private lands.

Private fee lands are properties that are controlled by fee-simple title by private individuals or corporations.  These properties can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner.  Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners.

Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government.  These properties can be acquired for exploration and mining through lease or purchase from the owners.

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

As discussed above, in order to obtain a Free Miner's Certificate, as required British Columbia, Canada under Section 8(1) of the B.C. Mineral Tenure Act (MTA), our Adams Ridge Claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust and registered with the Government of British Columbia.

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to us and our mineral rights. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation both in the United States and Canada. We cannot predict the extent to which these requirements will affect us or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional operating and capital expenditures due to restrictions and delays in our exploration of our resource properties. Since we are still in the exploratory stage, we do not have enough information to know which permits will be required, the specific timeframe for obtaining them, or the cost of the permitting and bonding process.

Competition and Mineral Prices

We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Given the continual increase in the value of gold, the business of acquiring, developing and/or exploring gold properties is more competitive than ever before.  Our competitors include companies with larger staffs, greater resources and equipment and, as such, those companies may be in a better position to compete for mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and, if we find mineral reserves, to achieve the financing necessary for us to extract the minerals. In order to effectively compete with such companies, we need to raise a significant amount of additional capital.  The competitive nature of the operational and industry risks we face are discussed further in the item entitled “Risk Factors,” below.

R&D Expenditures and Intellectual Property

We are not currently conducting any research and development activities. We do not currently own any patents or trademarks.  Also, we are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Employees

As of November 11, 2011, we had no employees other than our sole director and executive officer. We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our acquisition and exploration activities. If we locate mineral reserves in connection with our Adams Ridge Claims, we may need to engage additional contractors and consider the possibility of adding permanent employees.

ITEM 1A. RISK FACTORS

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of the risks presented below may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before investing in the Company. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the price of our common stock could decline.

RISKS ASSOCIATED WITH OUR BUSINESS

We Have a Limited Operating History with Significant Losses and Expect Losses to Continue for the Foreseeable Future.

We have yet generated any revenues and have incurred material net losses for the past three fiscal years.  We do not expect to generate revenues that will sustain our operations for the foreseeable future.  Our profitability depends upon finding mineral reserves and our successful commercialization of those reserves. For further discussion regarding our financial operating results, see Item 7 below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

There Are Doubts About Our Ability to Continue as a Going Concern.

Due to recurring losses and no revenues from operations, accumulated debt and insufficient cash reserves and limited alternative sources of capital to implement our business, we may not be able to continue operating. We have generated net losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

We May Not Be Able to Secure Additional Financing When and as Needed.

We need significant capital to conduct exploration activities at our Adams Ridge Claims. If we obtain sufficient funding to conduct such exploration activities and if mineral reserves are found, we may not have sufficient capital available to extract the mineral reserves. Production of mineral reserves will require skilled geologists, mappers, drillers, engineers and other technical personnel, which will require adequate funding.

Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all.  From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes.  We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing shareholders.  If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our Lack of Diversification Will Increase the Risk of an Investment in the Company, and Our Financial Condition and Results of Operations May Deteriorate If We Fail to Diversify.

Our business focus is on the mining of precious minerals industry in a limited number of claims in British Columbia, Canada. Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we do not diversify our operations, our financial condition and results of operations could deteriorate.

We May Not Have Access to the Supplies and Materials Needed for Exploration, Which Could Cause Delays or Suspension of Our Operations.

If we are able to commence exploration activities, competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of such activities.  Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times in our exploration programs. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower can be obtained.

An Unsuccessful Material Strategic Transaction or Relationship Could Result in Operating Difficulties and Other Harmful Consequences to Our Business.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.  From time to time, we may engage in discussions regarding potential acquisitions or joint ventures. Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a material negative financial impact on our business and our results of operations.

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

The Prices of Gold and Silver are Highly Volatile And A Decrease in the Price of Gold or Silver Would Have A Material Adverse Effect on Our Business.

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

Insurance Costs Could Have an Adverse Effect on Our Profitability.

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

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop the property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

Our Common Stock Is Quoted on the OTCBB, Which May Have an Unfavorable Impact on Our Stock Price and Liquidity.

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”).  The OTCBB is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The OTCBB market is an inter-dealer market much less regulated than the major exchanges and, therefore, our traded shares of common stock are subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there, which may make it difficult to sell your shares of our common stock within any particular time period, for an acceptable price, or at all. Our common stock is considered highly speculative and there is no certainty that our common stock will continue to be listed for trading on the OTCBB or on any other form of quotation system or stock exchange.

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

The Existence of Indemnification Rights to Our Directors and Officers May Result in Substantial Expenditures by the Company and May Discourage Lawsuits Against Our Directors and Officers.

Our organizational documents contain provisions that limit the liability of our Directors for monetary damages and provide for indemnification of our executive officers and Directors. These provisions may discourage shareholders from bringing a lawsuit against our Directors and officers for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against our Directors and officers even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder’s investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against our officers or Directors are paid by the Company pursuant to the indemnification provisions in the Company’s governing documents. The impact on a shareholder’s investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against one of our officers or directors.  We have been advised that the United States Securities and Exchange Commission (“SEC”) takes the position that these provisions do not affect the liability of any officer or director under applicable federal and state securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Business Offices

On October 1, 2009, the Company entered into an operating lease agreement for office space with an unrelated third party. The quarterly lease rate was $319. Rent expense for the year ended July 31, 2010, was $1,317. The Company terminated this lease commitment in May 2010.

Shortly thereafter, the Company made arrangements to use space occupied by Mr. James Vandeberg, Director and officer of the Company. The Company paid $500 per month for use of this space as its principal corporate offices from January 1, 2011 to July 31, 2011. Since then Mr. Vandeberg has been donating his office space for use by the Company. The Company plans to use space provided by Mr. Vandeberg until it is no longer suitable for its operations or circumstances demand otherwise.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us or our officers and directors in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year ended December 31, 2011.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Over-the-Counter Bulletin Board (“OTCBB”) since October 12, 2009, initially under the symbol “CENI.OB”. Our common stock currently trades under the symbol “AMNP.OB.”  The following table represents the range of the high and the low closing prices, as quoted on the OTC Bulletin Board for each fiscal quarter during the fiscal years ended December 31, 2011 and 2010, respectively.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	HIGH BID	LOW BID
Fiscal year ended July 31, 2011
October 31, 2010	$0.14	$0.05
January 31, 2011	$0.05	$0.02
April 30, 2011	$0.07	$0.00
July 31, 2011	$0.04	$0.02

Fiscal year ended July 31, 2010
October 12 - 31, 2009	$1.31	$0.92
January 31, 2010	$0.76	$0.65
April 30, 2010	$0.41	$0.34
July 31, 2010	$0.20	$0.16

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of our then-current financial condition.

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2011, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Holders

As of November 2, 2011, we had approximately 8 holders of record of common stock and 68,201,843 shares of our common stock were issued and outstanding, with no additional shares reserved for issuance.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the year ended July 31, 2011.

On May 18, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), a Delaware corporation.  In connection therewith, we issued a convertible promissory note to Asher in exchange for principal funds in the amount of $45,000. The maturity date of the promissory note is February 23, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into restricted shares of common stock of the Company. We have used the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As of November 11, 2011, no conversion of the note into shares of the Company’s common stock had occurred.

ITEM 6. SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on January 30, 2007.  Our primary business focus is to acquire, explore and develop gold properties in North America.  As discussed previously in this Annual Report, we recently acquired six mineral claims in the Adams Ridge area of British Columbia.  The Adams Ridge Claims are the only claims we own. We are in the exploration stage with limited operating history and no revenues from our business activities.

On May 19, 2009, we conducted a 40:1 forward stock split of our issued and outstanding common stock.  As a result, our authorized capital increased from 50,000,000 shares of common stock, $0.001 par value per share, to 2,000,000,000 shares of common stock, $0.001 par value per share.  Unless specifically stated otherwise, all share amounts referenced in this Item 7 will refer to post-forward stock split share amounts.

For additional information on our business, please see Part 1, Item 1 “Business Overview” of this Annual Report.

The following is a discussion and analysis of our plan of operation for the year ended July 31, 2011, and the factors that could affect our future financial condition and plan of operation.

Going Concern Consideration

Concerns have been raised by our accountants about our ability to continue as a going concern. While no steps have been taken by the Company, due to the doubt about our ability to continue as a going concern, we may in the future explore new business opportunities that we believe would be beneficial to our shareholders. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.  If we are unable to secure adequate capital to continue our acquisition and exploration activities, our business may fail and our shareholders may lose some or all of their investment.

Impact of Inflation

Since our inception in 2007, inflation has not had a material effect on our revenues.

Recent Accounting Pronouncements

Disclosure regarding recent accounting pronouncements is contained in Note 12 to our Notes to Financial Statements contained in this Annual Report, which disclosure is incorporated herein by reference.

RESULTS OF OPERATIONS

For ease of presentation in the following discussions of “Results of Operations” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Fiscal Year Ended July 31, 2011 Compared to Fiscal Year Ended July 31, 2010

We had a net loss of $203,000 for the fiscal year ended July 31, 2011, compared to a net loss of $5,346,000, for the fiscal year ended July 31, 2010, a decrease in net loss of $5,143,000. The year-to-year decrease in net loss was due to an overall decrease in our operating expenses This was attributable to the transactional costs related to the change in our business to a mineral exploration and development company that occurred in the fiscal year ended July 31, 2010, with no such material change to our business operations occurring during the fiscal year ended July 31, 2011. In addition, during the fiscal year ended July 31, 2010, we wrote off costs totaling $4.8 million associated with several mineral properties in connection with terminating the Joint Venture Agreement we entered into with Trinity Alps Resources, Inc. No such write-offs occurred during the fiscal year ended July 31, 2011.

We have generated no revenues since January 30, 2007, our inception.

Our operating expenses totaled $197,000 in the year ended July 31, 2011, as compared to $461,000 in the year ended July 31, 2010. As explained above the difference is attributable to the transaction costs, primarily consulting, legal, accounting and investor relations fees, incurred in connection with the material change in our business that took place during the fiscal year ended July 31, 2010, with no such transaction occurring in the year ended July 31, 2011. Our rent expenditures for the year ended July 31, 2010, totaled $1,317, as compared with rent expenditures of $5,500 during the period from September 2010 to July 2011. Mr. Vandeberg is currently donating use of his offices to us due to our low cash reserves.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011, our total assets were $13,000, as compared with total assets of $45,000 as of July 31, 2010. The decrease in total assets was primarily due to reducing our cash in connection with paying operating expenses and a reduction of $27,000 in prepaid expenses.  With very low cash reserves, and a working capital deficit of $5.7 million, we do not have sufficient sources of funding to enable us to carry out our stated plan of operations over the next twelve months.

In order to continue operating, we are taking steps to raise additional financing through the issuance of debt and/or equity securities, as well as exploring other options, including the possibility of entering into a strategic arrangement with a third party.

The following table shows our cash flow for the fiscal years ended July 31, 2011 and 2010, respectively.

	Year Ended
	July 31,
	2011	2010

Net Cash Provided by (Used in) Operating Activities	$(211,127)	(476,127)
Net Cash Provided by (Used in) Investing Activities	-	(708,598)
Net Cash Provided by Financing Activities	207,499	1,172,531
Net Increase (Decrease) in Cash	$(4,470)	(12,194)

Cash from Operating Activities

The decrease in negative net cash flows of $264,000 was primarily due to a significant decrease in our year-to-year net loss, as discussed above.

Investing Activities

The primary driver of cash used in investing activities was capital spending in the acquisition of mineral properties during the fiscal year ended July 31, 2010, namely the Adams Ridge Claims, as discussed in more detail above in this Report and in the Note 1 to the Notes to our Financial Statements, which disclosure is incorporate herein by reference. The cost of purchasing the Adams Ridge Claims was $709,000. We did not make any investments in mineral properties in fiscal year ended July 13, 2011.

Cash from Financing Activities

Our net cash flows from financing activities during the fiscal year ended July 31, 2011 were $207,000, as compared to $1.2 million in the fiscal year ended July 31, 2010. We need to source additional funding from outside of the Company in order to continue operating. If equity financing is used, our shareholders will experience dilution of their ownership interests in the Company.

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. (“Tobermory”) wherein Tobermory has agreed to advance up to $6,000,000 to our Company until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances for $300,000 from the date of the share issuance agreement to November 10, 2009, there can be no assurances that we will receive any further funds from Tobermory. For further discussion regarding the Tobermory financing arrangement see Note 10 to our Notes to Financial Statements contained in this Annual Report, which disclosure is incorporated herein by reference.

Mineral Properties

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

Adams Ridge Project

In November 2010, the Company acquired a 100% undivided interest in six mineral claims in the Adams Ridge area of British Columbia, Canada totaling approximately 2,479 hectares. The Adams Ridge Claims are held in trust for us by Carl Von Einsiedel, trustee of the BC Land Trust, as required by the B.C. Mineral Tenure Act. These claims have been registered with the Government of British Columbia.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide disclosure under this item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended July 31, 2011 and July 31, 2010 appear beginning at page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 21, 2011, the Company dismissed Etania Audit Group, P.C., formerly Davis Accounting Group, P.C., and engaged Thomas J. Harris, CPA as our independent public accounting firm to audit our financial Statements. Please see our disclosure in our amended current report on Form 8-K/A dated February 10, 2011, and filed with the SEC on May 2, 2011, for more information about the change in our independent public accountants, which disclosure is incorporated herein by reference.

Etania Audit Group, P.C. (formerly Davis Accounting Group, P.C.) was not duly licensed when it issued its audit opinion on our financial statements for the fiscal year ended July 31, 2010. Thomas J. Harris, CPA, has accordingly completed an audit of our financial statements for the fiscal year ended July 31, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report.  Based on this evaluation, he concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include components of our internal control over financial reporting and, as such, are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our executive officer’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met (see the section below in this Item 9A entitled Limitations on the Effectiveness of Internal Controls).

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our executive officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our executive officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This report of our executive officer shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of our current director and executive officer and any directors or executive officers that served with us in the period covered by this Annual Report, and the positions held by each person.  There are no family relationships among our directors and executive officers. To our knowledge, our Director and executive officer has not been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past five (5) years.

Name	Age	Position

James Vandeberg	66	Sole Executive Officer and Director

Wayne Gruden	49	Former Sole Executive Officer and Director

Johannes Petersen	38	Former Chief Financial Officer and Director

Biographies of the above named officers and directors follow:

Current Director and Executive Officer:

James Vandeberg.  Mr. Vandeberg was appointed to serve as a Director of the Company on September 16, 2010, and was elected by the Board of Directors to serve as the sole executive officer of the Company on October 20, 2010. He has been an attorney practicing in Seattle, Washington since 1996. He specializes in corporate finance with an emphasis on securities and acquisitions. Prior to practicing in Seattle, he was corporate counsel and secretary to Denny’s Inc. and Carter Hawley Hales Stores, Inc., each listed on the NYSE. He graduated from NYU Law School in 1969 where he was a Root-Tilden Scholar and holds a BA degree in accounting from the University of Washington. Mr. Vandeberg is a director of American Sierra Gold Corp., REGI US, Inc., IAS Energy, Inc. and ASAP Holdings, Inc., all of which are publicly reporting companies with capital stock traded on the OTCBB.

Former Directors and Officers:

Wayne Gruden.  Mr. Gruden was appointed as a Director and our Chief Executive Officer on March 25, 2009. He resigned as our sole Director and executive officer of the Company effective October 20, 2010. Mr. Gruden has over twenty-five years experience investing in capital markets with a strong emphasis on strategic investments. After ten years with Syncrude Canada, Mr. Gruden expanded his investment in property developments in Canada and added large stakes in real estate holdings in Antigua and Mexico.  Mr. Gruden aided in raising capital for various ventures and public companies for 15 years totaling in the tens of millions USD.  Along with developing properties, he owns and operates a successful beachfront restaurant in Antigua.  In 2006, he became a naturalized citizen of Antigua and Barbuda.

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

Board Committees

Since our Board of Directors currently consists of one member, we do not have any Board committees. As such, we have no separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Instead, our Director acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act.   In addition, our Director does not currently meet the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Due to our small size, limited resources and capital constraints, we have not been in a position to recruit additional persons to serve on our Board of Directors and we will not be in a position to do so until we begin to generate revenue.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our securities to file reports of change of ownership with the SEC and furnish us with copies of all such Section 16(a) forms that are filed.

To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended July 31, 2011, one (1) Form 4 report required to be filed by Mr. Wayne Gruden was not filed.

Code of Ethics

Due to our small size and limited resources, and the fact that we have one person serving as the sole Director and executive officer, we have not yet adopted a code of ethics that applies to our principal executive officer and principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

As discussed above, since our Board of Directors currently consists of one member, we have not established a separate compensation committee, nor therefore do we have a compensation committee charter.  Instead, our Director approves executive compensation policies and practices for himself as sole executive officer of the Company. The primary goal of our executive compensation policy is to closely align the interests of the shareholders with that of our executive officers. As such, our Director considers the important link between the Company’s financial condition, which impacts our shareholders, and the level of his compensation.

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended July 31, 2011, and July 31, 2010, respectively:

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Vandeberg	2011	$55,000	$0	0	$0	$0	$0	$0	$0
Sole Officer (1)	2010	$0	$0	0	$0	$0	$0	$0	$0

Former Executive Officers:

Johannes Petersen(2)	2010	$45,000	$0	0	$0	$0	$0	$0	$0

Wayne Gruden (3)	2010	$0	$0	0	$0	$0	$0	$0	$0

(1)	The Company paid Mr. Vandeberg $5,000 per month from September 1, 2010 through July 31, 2011, for his services as sole executive officer.

(2)
Mr. Petersen resigned from the position of Chief Financial Officer on September 10, 2010, and from the position of Director on March 26, 2009. The Company paid Mr. Peterson $5,000 per month from January 1, 2010 to September 30, 2010 for his services as an executive officer. This compensation was in accordance with Mr. Peterson’s consulting agreement with the Company, which terminated on September 10, 2010.

(3)	Mr. Gruden resigned as sole executive officer of the Company on October 20, 2010 and received no compensation in connection with serving in that position.

Compensation of Directors

Our Director receives reimbursement for reasonable out-of-pocket expenses for his activities as the Director of the Company and for promoting our business. From time to time we may engage him to perform services on our behalf.  In such cases, we will compensate him for his services at rates no more favorable than could be obtained from unaffiliated parties. Our Director has not received any compensation from the Company for the fiscal years ended July 31, 2011 and 2010, respectively, for his service as a Director, but was compensated $5,000 per month from September 2010 to July 2011 for services as an executive officer.

Option Grants and Exercises

We have no equity incentive plan and have not granted stock options or stock awards to any person.

Employment Agreements

We do not have any employment, consulting, change-of-control or severance agreements with our executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of November 11, 2011, by our director and executive officer, as well as each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock. On November 11, 2011, we had 68,201,843 issued and outstanding shares of common stock.

The percentages of common stock beneficially owned are reported on the basis of regulations of the United States Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under these regulations, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.

Person or Group	Number of Shares of Common Stock	Percent

James Vandeberg, executive officer and director c/o American Sierra Gold Corp. 1420 5th Avenue, Suite 2200 Seattle, WA 98101	11,800,000	17.3%

Wayne Gruden, former executive officer and director 200 S. Virginia, 8th Floor, Reno, Nevada 89501	21,200,000	31.1%

All Directors and Executive Officers as a Group (1 person)	11,800,000	17.3%

Changes in Control

There are no understandings or agreements known by management at this time that would result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity incentive plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have not entered into any reportable transaction nor are there any proposed reportable transactions in which our director and executive officer, shareholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest. The Company has, however, received funds in the form of loans from its former directors and officers as disclosed in Notes 4 and 9 of the Notes to Financial Statements attached hereto, which disclosure is incorporated herein by reference.

Director Independence

We have only one person serving as our sole Director and executive officer, and he is therefore not deemed to be independent under Rule 4200 of the National Association of Securities Dealers’ (NASD) listing standards for determining director independence.  We may seek out independent directors in the future if we are able to develop our business as planned, including generating revenue from our operations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Thomas J. Harris, CPA currently serves as our independent registered public accounting firm. Our Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the shareholders. Our Board of Directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee, so our full Board of Directors serves the functions of an audit committee.

Our financial statements for the fiscal years ended July 31, 2011 and July 31, 2010, respectively, were audited by Thomas J. Harris, CPA.

Audit Fees

The aggregate fees paid to Thomas J. Harris, CPA for the audit of our annual financial statements included in our annual reports for the years ended July 31, 2011 and 2010, and the review of our quarterly reports for such years amounted to $6,750. For the fiscal year ended July 31, 2010, we paid audit fees in the amount of $16,474 to Etania Audit Group P.C. (formerly Davis Accounting Group, P.C.).

Audit Related Fees

For the fiscal year ended July 31, 2011, we paid no audit related fees to either Thomas J. Harris, CPA. or Etania Audit Group P.C.

Tax Fees

For the fiscal years ended July 31, 2011, and July 31, 2010, there were no fees billed to us for tax services by either Etania Audit Group P.C. or Thomas J. Harris, CPA.

All Other Fees

For the fiscal years ended July 31, 2011, and July 31, 2010, there were no fees billed to us by either Etania Audit Group P.C. or Thomas J. Harris, CPA  for accounting services other those described above. There have been no non-audit services provided by our independent registered accountants for the fiscal year ended July 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

See the index to the financial statements at the end of this Annual Report.

Exhibits

The Exhibit Index attached to this Annual Report is incorporated by reference under this Item 15.

Certain of the agreements filed as exhibits to this Annual Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

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

AMERICAN SIERRA GOLD CORP.

Date: November 18, 2011	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Principal Executive Officer

Date: November 18, 2011	By:	James Vandeberg
Name: James Vandeberg
Title: Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Vandeberg		November 18, 2011
James Vandeberg	Principal Executive Officer, Principal Accounting and Financial Officer and sole Director

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Index to Financial Statements
JULY 31, 2010, AND 2011

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets:
As of July 31, 2010, and 2011	F-3

Statements of Operations:
For the fiscal years ended July 31, 2010 and 2011	F-4

Statement of Retained Earnings (Deficit):
As of July 31, 2010 and 2011	F-5

Statements of Cash Flows:
For the fiscal years ended July 31, 2010 and 2011	F-6

Notes to Financial Statements
July 31, 2011	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
Seattle, WA

We have audited the balance sheets of AMERICAN SIERRA GOLD CORP. (FORMERLY C.E. ENTERTAINMENT, INC.) an exploration stage company, as at JULY 31, 2011 and 2010, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the years then ended and the period from inception January 30, 2007 to JULY 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICAN SIERRA GOLD CORP. (FORMERLY C.E. ENTERTAINMENT, INC.) a development stage company, as of JULY 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, including the period from inception January 30, 2007 to July 31, 2011, in conformity with generally accepted accounting principles accepted in the United States of America.

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

Thomas J Harris, CPA
Seattle, WA
November 14, 2011

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Balance Sheets

	Audited	Audited
	July 31,	July 31,
	2010	2011

ASSETS
Current assets:
Cash	$15,326	$10,856
Prepaid expenses	29,829	2,500
		-
Total current assets	45,155	13,356

Other Assets
Mining Claims	-	-
Website software	10,573	10,573
Total Other Assets	10,573	10,573
Total assets	$55,728	$23,929

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$44,465	$7,895
Related party loans	195,801	138,300
Loans payable	120,000	340,000
Total current liabilities	360,266	486,195

Long-term liabilities:
Convertible Notes Payable	-	45,000

Total long-term liabilities	-	45,000

Total liabilities	360,266	531,195

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 2,000,000,000 authorized, 68,201,843 and 68,201,843 shares issued and outstanding	68,201	68,201
Capital in excess of par value	5,034,241	5,034,241
Stock subscription payable	50,000	50,000
Deficit accumulated during the development stage	(5,456,980)	(5,659,708)
Total stockholders' equity	(304,538)	(507,266)
Total liabilities and stockholders' deficit	$55,728	$23,929

(The accompanying notes are an integral part of these financial statements.)

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Statements of Operations

			Unaudited
			Cumulative,
			Inception,
			January 30,
	Year Ended	Year Ended	2007 Through
	July 31,	July 31,	July 31,
	2010	2011	2011

Sales	$-	$-	$-

Cost of Sales	-	-	-

Cost of Sales	-	-	-

General and administrative expenses:
Exploration costs	4,880		4,880
Consulting	130,000	82,827	220,327
Insurance	18,388	11,414	29,802
Investor relations	92,927	3,103	109,009
Legal fees	165,218	67,118	273,802
Tax and license	4,544	1,272	10,015
Bank charges	1,477	357	1,834
Accounting	27,514	18,949	69,213
Other office and miscellaneous	16,505	11,660	42,167
Total operating expenses	461,453	196,700	761,049
(Loss) from operations	(461,453)	(196,700)	(761,049)

Other income (expense):
Interest income			-
Loss on write-off of mineral properties	(4,851,271)		(4,851,271)
Loss on write-off of website software costs	-		(2,267)
Investment losses	(21,269)		(21,269)
Interest (expense)	(11,857)	(6,028)	(23,852)
(Loss) before taxes	(5,345,850)	(202,728)	(5,659,708)

Provision (credit) for taxes on income	-		-
Net (loss)	$(5,345,850)	$(202,728)	$(5,659,708)

Basic earnings (loss) per common share	$(0.0753)	$(0.0030)

Weighted average number of shares outstanding	70,970,653	68,201,843

(The accompanying notes are an integral part of these financial statements.)

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Statement of Retained Earnings

						(Deficit)
				Additional		Accumulated
			Additional	Paid-in		During the
	Common stock		Paid-in	Capital -	Subscriptions	Development
	Shares	Amount	Capital	Warrants	Received	Stage	Totals

Balance, January 30, 2007	-	-	-			-	-

Common stock issued	52,000,000	52,000	(39,000)			-	13,000

Common stock issued	30,400,000	30,400	7,600			-	38,000

Net (loss) for the period	-	-	-			(16,176)	(16,176)

Balance, July 31, 2007	82,400,000	82,400	(31,400)	-		(16,176)	34,824

Net (loss) for the period	-	-	-			(51,974)	(51,974)

Balance, July 31, 2008	82,400,000	82,400	(31,400)	-		(68,150)	(17,150)

Common stock subscribed	-	-	-		137,469	-	137,469

Net (loss) for the period	-	-	-		-	(42,980)	(42,980)

Balance, July 31, 2009	82,400,000	82,400	(31,400)		137,469	(111,130)	77,339

Common stock cancelled	(19,000,000)	(19,000)	19,000				-

Adjustment for common stock subcribed	-	-	-	-	31		31

Common stock issued for subcribed shares	100,000	100	74,900		(75,000)		-

Common stock issued for subcribed shares	83,334	83	6,266	56,151	(62,500)		-

Adjustment for common stock subcribed	-	-	-	-	50,000		50,000

Common stock issued	250,000	250	99,750				100,000

Common stock issued	348,837	348	32,358	267,294			300,000

Common stock issued for mineral property	2,000,000	2,000	1,658,000	1,854,942	-	-	3,514,942

Common stock issued for finder services	300,000	300	248,700		-	-	249,000

Commons stock issued	819,672	820	51,891	447,289	-	-	500,000

Common stock issued for mineral property	100,000	100	49,900				50,000

Common stock issued	800,000	800	92,704	106,496			200,000

Net (loss) for the period						(5,345,850)	(5,345,850)

Balance, July 31, 2010	68,201,843	68,201	2,302,069	2,732,172	50,000	(5,456,980)	(304,538)

Net (loss) for the period						(202,728)	(202,728)

Balance, July 31, 2011	68,201,843	$68,201	$2,302,069	$2,732,172	$50,000	$(5,659,708)	$(507,266)

(The accompanying notes are an integral part of these financial statements.)

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Statements of Cash Flows

			Cumulative,
			Inception,
			January 30,
	Year Ended	Year Ended	2007 Through
	July 31,	July 31,	July 31,
	2010	2011	2011

Cash flows from operating activities:
Net (loss)	$(5,345,850)	$(202,728)	$(5,659,708)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Amortization
Loss on write off of mineral property	4,851,271		4,851,271
Loss on write off of website			5,100
Loss on joint venture	21,269		21,269
Change in current assets and liabilities:
Prepaids	(29,829)	27,329	(2,500)
Deposits			-
Accounts payable and accrued expenses	27,012	(36,570)	7,895
Net cash flows from operating activities	(476,127)	(211,969)	(776,673)

Cash flows from investing activities:
Website development		-	(15,673)
Purchase of Mining Rights	(708,598)		(1,058,598)
Net cash flows from investing activities	(708,598)	-	(1,074,271)

Cash flows from financing activities:
Proceeds from sale of common stock	1,237,500		1,288,500
Stock subscription payable	(87,469)		50,000
Payments to related party	62,500	(57,501)	138,300
Proceeds/(Payment) of notes payable	(40,000)	265,000	385,000

Net cash flows from financing activities	1,172,531	207,499	1,861,800
Net cash flows	(12,194)	(4,470)	10,856

Cash and equivalents, beginning of period	27,520	15,326	-
Cash and equivalents, end of period	$15,326	$10,856	$10,856

Supplemental cash flow disclosures:
Cash paid for interest	$(11,857)	$(4,538)	$(22,362)
Cash paid for income taxes	$-	$-	$-

(The accompanying notes are an integral part of these financial statements.)

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Notes to Financial Statements
July 31, 2011

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

The Company is considered to be in the exploration stage since it has not established the existence of a commercially minable deposit and therefore has not reached the development stage.

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

In February 2007, the Company commenced a capital formation activity through a private placement offering (“PPO”), exempt from registration under Regulation D of the Securities Act of 1933, as amended, to raise up to $38,000 through the issuance 30,400,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.00125 per share. As of March 31, 2007, the Company closed the PPO and received proceeds of $38,000.  The Company also commenced an activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register 30,400,000 shares of its outstanding shares of common stock (post forward stock split) on behalf of selling stockholders.  The registration statement on Form SB-2 was declared effective by the United States Securities and Exchange Commission on November 20, 2007.  The Company will not receive any of the proceeds of this registered offering once the shares of common stock are sold.

Basis of Presentation

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Notes to Financial Statements
July 31, 2011

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty-nine years.

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

Net Income Per Share of Common Stock

The Company has adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  The Company does not have a complex capital structure requiring the computation of diluted earnings per share.

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Notes to Financial Statements
July 31, 2011

Mineral Properties

The Company is engaged in the business of acquiring and exploring properties that may contain precious metals, with an emphasis on gold and silver. If precious metals are found, the Company’s intention is to develop, mine and produce the precious metals. Mineral claim and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

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

Note 2 - Uncertainty, Going Concern

At July 31, 2011, the Company was engaged in a business and had suffered losses from exploration stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful. Accordingly, the Company must rely on its officer to perform essential functions without compensation unless and until the Company’s operations generate revenue. No amounts have been recorded in the accompanying financial statements for the value of the officer’s services, as it is not considered material.  These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Notes to Financial Statements
July 31, 2011

Note 3 - Change in Management

On September 9, 2008, Mr. George Daschko resigned as the Company’s President and Director.  On the same date, the Company appointed Mr. Alexander Hornostai to the office of President and Mr. Dmitriy Ruzhytskiy as a Director.

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

On March 26, 2009, Mr. Alexander Hornostai and Mr. Dmitriy Ruzhytskiy resigned as Directors of the Company.

On September 29, 2009, Mr. Johannes Petersen was appointed as a Director and Chief Financial Officer of the Company.

On September 10, 2010, Mr. Johannes Petersen resigned as a Director and Chief Financial officer of the Company. Mr. Wayne Gruden was appointed as a Director and sole officer of the Company.

On October 20, 2010, Mr. Wayne Gruden resigned as Director and sole officer of the Company and Mr. James Vandeberg was appointed as Director and sole officer of the Company.

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

Note 5 - Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third party for working capital purposes.  The loan is unsecured, bears interest at 8 percent per annum, and was due and payable on February 11, 2010.  This loan was forgiven by the lender on May 18, 2011.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Notes to Financial Statements
July 31, 2011

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

Note 6 – Convertible Debenture

On May 18, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation.  In connection therewith, the Company issued a convertible promissory note to Asher Enterprises, Inc. in exchange for principal funds in the amount of $45,000. The maturity date of the promissory note is February 23, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into restricted shares of common stock of the Company. The Company has agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Note 7 - Equity

Common Stock

On January 30, 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) valued at a price of $0.00025 per share to Directors and officers for cash proceeds of $13,000 (See Note 9).

In February 2007, the Company commenced a private placement offering, exempt from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), to raise up to $38,000 in capital through the issuance of 30,400,000 shares of restricted common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.00125 per share. The offering closed on March 31, 2007, and received gross proceeds of $38,000, whereupon it issued 30,400,000 shares of its common stock to 38 foreign, non-affiliated investors.

On November 7, 2007, the Company filed a registration statement on Form SB-2 under the Securities Act with the United States Securities and Exchange Commission to register the offer and sale of up to 30,400,000 shares of its common stock (post forward stock split) on behalf of selling stockholders.  The Registration Statement was declared effective by the Commission on November 20, 2007.  The Company will not receive any proceeds from this registered sale of its common stock.

Effective May 19, 2009, the Company declared a 40:1 forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company was increased from 50,000,000 shares of common stock with a par value of $0.001 to 2,000,000,000 shares of common stock with a par value of $0.001, and correspondingly its issued and outstanding common stock increased from 2,060,000 shares to 82,400,000 shares.   The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Notes to Financial Statements
July 31, 2011

In July 2009, the Company commenced a private placement offering, exempt from registration under Regulation S of the Securities Act, to raise up to $137,500 through the offer and sale of up to 183,334 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.75 per share to two (2) non-U.S. individuals.  Gross proceeds of $137,469 were received from these investors before July 31, 2009.  As a result, on September 1, 2009, the Company issued 100,000 shares of common stock (post forward stock split) and, on November 16, 2009, the Company issued an additional 83,334 shares of common stock (post forward stock split) to the investors in connection with this offering.

In September 2009, the Company commenced a private placement offering, exempt from registration under Regulation S of the Securities Act, to raise up to $100,000 through the issuance 250,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.40 per share.  On October 1, 2009, the Company issued 250,000 shares of common stock (post forward stock split) to investors in connection with this offering thereupon receiving $100,000 in gross proceeds.

In November 2009, the Company canceled 19,000,000 shares of common stock (post forward stock split) that were forfeited by Mr. Wayne Gruden, a former Director and officer of the Company, in connection with his departure.

On November 20, 2009, the Company closed a private placement offering whereupon it issued 348,837 units at a price of $0.86 per unit for gross proceeds of $300,000. This offer and sale of securities was exempt from registration under Regulation S of the Securities Act.  Each unit consisted of one share of common stock, par value $0.001 per share, and one warrant that gives the holder thereof the option to purchase one share of common stock at a price of $1.51 over a period of two years from the date of the subscription agreement.

On December 11, 2009, the Company closed a private placement offering whereupon it issued 819,672 units at a price of $0.61 per unit for gross proceeds to the Company of $500,000.  The offer and sale of securities under PPO #5 was exempt from registration under Regulation S of the Securities Act.. Each unit consisted of one share of common stock, par value $0.001 per share, and one warrant that gives the holder the option to purchase one share of common stock, par value $0.001 per share, at a price of $1.07 with a term of two years.

On October 19, 2009, as required per the Company’s joint venture agreement with Trinity Alps Property (“Trinity Alps Joint Venture”), the Company issued 2,000,000 restricted shares of common stock, par value $0.001 per share, and a warrant that gave the holder the option to purchasing up to an additional 2,000,000 shares of common stock, par value $0.001 per share, of the Company at an exercise price of $1.25 per share over a period of five years.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. This satisfied all equity issuances as required by the joint venture agreement. As of October 19, 2009, the 2,000,000 shares of common stock were valued at $1,660,000. The warrant to purchase 2,000,000 shares of the common stock of the Company were later forfeited by Trinity Alps Property in connection with the termination of the Trinity Alps Joint Venture and canceled by the Company.

On October 19, 2009, as required under the Company’s joint venture agreement with Trinity Alps Property (“Trinity Alps Joint Venture”), the Company issued 2,000,000 restricted shares of common stock, par value $0.001 per share, and a warrant that gave the holder the option of purchasing up to 2,000,000 shares of common stock, par value $0.001 per share, of the Company at an exercise price of $1.25 per share over a period of five years.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. On the date of issuance, the 2,000,000 shares of common stock were valued at $1,660,000. The warrant to purchase 2,000,000 shares of the common stock of the Company was later forfeited by Trinity Alps Property in connection with the termination of the Trinity Alps Joint Venture and canceled.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Notes to Financial Statements
July 31, 2011

On December 8, 2009, the Company issued an additional 300,000 shares of common stock (post forward stock split) to Trinity Alps Property in connection with the Trinity Alps Joint Venture. This transaction was valued at $249,000 on the date of issuance. This offering was exempt from registration under Section 4(2) of the Securities Act.

On March 22, 2010, the Company issued an additional 100,000 shares of common stock (post forward stock split) to Trinity Alps Property in connection with the Trinity Alps Joint Venture. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act.

On May 26, 2010, the Company closed a private placement offering whereupon it issued 800,000 units at a price of $0.25 per unit for gross proceeds of $200,000.  The offer and sale of these securities was exempt from registration under Regulation S of the Securities Act. Each unit consisted of one share of common stock, par value $0.001 per share, and one warrant that gave the holder the option to purchase one share of common stock, par value $0.001 per share, at a price of $0.44 over a period of five years.

Warrants

As of July 31, 2011, the Company had warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiration Date

October 20, 2009	348,837	$1.51	October 20, 2011

December 11, 2009	819,672	$1.07	December 11, 2011

May 25, 2010	800,000	$0.44	May 26, 2015

Total	1,968,509

Note 8 - Income Taxes

The provision (benefit) for income taxes for the years ended July 31, 2011, and 2010, were as follows:

	Year Ended July 31,
	2011	2010
Current Tax Provision:
Federal - Taxable income	$-	$-

Total current tax provision	$-	$-
Deferred Tax Provision:
Federal - Loss carryforwards	$68,928	$801,878
Change in valuation allowance	(68,928)	(801,878)

Total deferred tax provision	$-	$-

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Notes to Financial Statements
July 31, 2011

The Company had deferred income tax assets as of July 31, 2011, and 2010, as follows:

	July 31,
	2010	2009

Loss carryforwards	$887,475	$818,547
Less - Valuation allowance	(887,475)	(818,547)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended July 31, 2011, and 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of July 31, 2011, and 2010, the Company had approximately $5,659,708, and $5,456,980, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Note 9 - Related Party Transactions

As described in Note 7, in January 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) to Directors and officers of the Company for gross proceeds of $13,000.

As described in Note 3, on September 9, 2008, Mr. George Daschko resigned as President and a Director of the Company.  At that same time, Mr. Daschko also sold his interest in the Company of 24,000,000 shares of common stock (post forward stock split) to Mr. Alexander Hornostai, the newly appointed Director and President of the Company.

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Notes to Financial Statements
July 31, 2011

On September 29, 2009, the Company entered into a Consulting Agreement with Mr. Johannes Petersen, whereby Mr. Petersen agreed to serve as a Director and Chief Financial Officer of the Company. Pursuant to the terms of the Consulting Agreement, the Company agreed to pay Mr. Petersen $5,000 per month, and grant him 1,000,000 restricted shares of the Company’s common stock as compensation for providing services as a Director. On October 14, 2009, the Company’s Chief Executive Officer, Mr. Wayne Gruden, issued a private warrant to Mr. Johannes Petersen, providing him the right to acquire 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) then held by Mr. Gruden over a three-year period. The warrant was given to Mr. Petersen in connection with his Consulting Agreement described above. Simultaneously with issuing Mr. Petersen the warrant, on October 15, 2009, Mr. Gruden returned to the Company for cancellation 19,000,000 shares of the Company’s common stock currently held under his name. The cancellation of the 19,000,000 shares of common stock was effected subsequent to October 31, 2009.

On November 3, 2009, the Company entered into a Consulting Agreement with Mr. Wayne Gruden, whereby Mr. Gruden served as a Director and the President of the Company.  Pursuant to the terms of the Consulting Agreement, the Company agreed to pay Mr. Gruden $40,000 for his service as a Director and officer from August 1, 2009 to November 30, 2009, and $5,000 per month thereafter.

Note 10 - Commitments and Contingencies

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

As of April 30, 2011, the Company made arrangements to use space currently occupied by Mr. Vandeberg. The Company pays $500 per month for use of this space as its corporate offices.  The Company plans to remain in this space until it is no longer suitable for its operations or circumstances demand otherwise.

Note 11 - Contracts and Agreements

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

Pursuant to the terms of the Option Agreement, the Company was granted two (2) exclusive and separate rights and options (the “First Option” and the “Second Option”) to acquire undivided legal and beneficial interests of up to 100 percent in the Property free and clear of all liens, charges, and claims of others.

In order to exercise the First Option, which gives the Company an undivided 90 percent interest in the Property, the Company is required to (a) make the following payments to Yale: an initial payment of $300,000 (already paid by the Company); $250,000 on or before April 30, 2011; $250,000 on or before April 30, 2012; $250,000 on or before April 30, 2013; (b) fund the following expenditures: $50,000 prior to April 30, 2010; an additional $500,000 prior to April 30, 2011; an additional $800,000 prior to April 30, 2012; an additional $1,000,000 prior to April 30, 2013; and (c) make the following additional payments: $50,000 upon successful completion of a National Instrument 43-101 compliant technical report; $50,000 upon the commencement of a drilling program on the Property on or prior to August 1, 2009, (payable in stock at the election of the option holder set at the price of the first financing of the Company); $50,000 upon successful completion of the first year’s drilling work program (payable in stock at the election of the option holder set at the price of the first financing of the Company); $70,000 on or before April 30, 2011, (payable in stock at the election of the option holder set at the price of the first financing of the Company); $70,000 on or before April 30, 2012, (payable in stock at the election of the option holder set at the price of the first financing of the Company); and $70,000 on or before April 30, 2013, (payable in stock at the election of the option holder set at the price of the first financing of the Company).

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Notes to Financial Statements
July 31, 2011

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
July 31, 2011

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

During the year-ended July 31, 2010, the Company terminated the Joint Venture agreement and wrote off the costs associated with the JV Agreement, including mineral claims and property.

Note 12 - Recent Accounting Pronouncements

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “ Not-for-Profit Entities: Mergers and Acquisitions ”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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
July 31, 2011

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

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Articles of Incorporation	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.

3.2	Bylaws	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.

3.3	Articles of Merger	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 27, 2009.

4.1	Specimen Common Stock Certificate of American Sierra Gold Corp.	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.

4.2	Relevant provisions relating to the rights of holders of shares of the Company’s Common Stock contained in the Company’s Articles of Incorporation and Bylaws	Incorporated herein by reference from Exhibits 3.1 and 3.2 herein.

10.1	Property Option Agreement between the Company and Yale Resources Ltd. dated April 20, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 5, 2009.

10.2	Form of Subscription Agreement	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on September 9, 2009.

10.3	Share Issuance Agreement between the Company and Tobermory Holding Ltd. dated October 12, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on October 13, 2009.

10.4	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 19, 2009.	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on December 18, 2009.

10.5	Amendment No. 1 to Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 23, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 23, 2010.

10.6	Land Trust Agreement between the Company and Carl von Einsiedel, Trustee of BC Land Trust, dated November 4, 2010	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 17, 2011.

10.7	Form of Warrant issued by the Company	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.8	Form of Subscription Agreement with Tobermory Holding Ltd.	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.9	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.

10.10	Convertible Promissory Note issued to Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350
Filed herewith.