Form 10-Q
period 2011-10-31
AMERICAN SIERRA GOLD CORP.
filed 2011-12-19
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2011

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
Yes ☐  No ☒

As of December 1, 2011, the registrant had 68,201,843 shares of its common stock, par value $0.001 per share, issued and outstanding.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

INDEX
to Quarterly Report on Form 10-Q
for the Period Ended October 31, 2011

i

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the period ended October 31, 2011 (“Report”) to “we,” “us,” “our,” and the “Company” are to American Sierra Gold Corp., a Nevada corporation.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to adequacy of funds from operations, cash flows and financing are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended July 31, 2011 filed with the Securities and Exchange Commission on November 21, 2011, as well as various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

BALANCE SHEETS

	Audited
	July 31,	October 31,
	2011	2011

ASSETS
Current assets:
Cash	$10,856	$3,929
Prepaid expenses	2,500	2,500
		-
Total current assets	13,356	6,429

Other Assets
Mining Claims	-	-
Website software	10,573	10,573
Total Other Assets	10,573	10,573
Total assets	$23,929	$17,002

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$7,895	$15,270
Related party loans	-	3,250
Loans payable	-	-
Total current liabilities	7,895	18,520

Long-term liabilities:
Convertible Notes Payable	45,000	45,000

Total long-term liabilities	45,000	45,000

Total liabilities	52,895	63,520

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 2,000,000,000 authorized,
68,201,843 and 68,201,843 shares issued and outstanding	68,201	68,201
Capital in excess of par value	5,034,241	5,034,241
Stock subscription payable	50,000	50,000
Deficit accumulated during the development stage	(5,181,408)	(5,198,960)
Total stockholders' equity	(28,966)	(46,518)
Total liabilities and stockholders' deficit	$23,929	$17,002

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative,
			Inception,
			January 30,
	Three Months	Three Months	2007 Through
	October 31,	October 31,	October 31,
	2010	2011	2011

Sales	$-	$-	$-

Cost of Sales	-	-	-

Cost of Sales	-	-	-

General and administrative expenses:
Exploration costs			4,880
Consulting	18,338		220,327
Insurance	3,645		29,802
Investor relations	495		109,009
Legal fees	55,110		273,802
Tax and license			10,015
Bank charges	145	55	1,889
Accounting	3,299	9,250	78,463
Other office and miscellaneous	1,454	5,622	47,789
Total operating expenses	82,486	14,927	775,976
(Loss) from operations	(82,486)	(14,927)	(775,976)

Other income (expense):
Interest income			-
Forgiveness of debt			478,300
Loss on write-off of mineral properties			(4,851,271)
Loss on write-off of website software costs			(2,267)
Investment losses			(21,269)
Interest (expense)	(1,134)	(2,625)	(26,477)
(Loss) before taxes	(83,620)	(17,552)	(5,198,960)

Provision (credit) for taxes on income	-		-
Net (loss)	$(83,620)	$(17,552)	$(5,198,960)

Basic earnings (loss) per common share	$(0.0013)	$(0.0003)

Weighted average number of shares outstanding	63,400,000	68,201,843

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative,
			Inception,
			January 30,
	Three Months	Three Months	2007 Through
	October 31,	October 31,	October 31,
	2010	2011	2011

Cash flows from operating activities:
Net (loss)	$(83,620)	$(17,552)	$(5,198,960)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Amortization
Loss on write off of mineral property			4,851,271
Loss on write off of website			5,100
Loss on joint venture			21,269
Forgiveness of debt
Change in current assets and liabilities:
Prepaids	(1,134)		(2,500)
Deposits			-
Accounts payable and accrued expenses	(8,112)	7,375	7,895
Net cash flows from operating activities	(92,866)	(10,177)	(315,925)

Cash flows from investing activities:
Website development		-	(15,673)
Purchase of Mining Rights			(1,058,598)
Net cash flows from investing activities	-	-	(1,074,271)

Cash flows from financing activities:
Proceeds from sale of common stock			1,288,500
Stock subscription payable			50,000
Payments to related party	(57,501)	3,250
Proceeds/(Payment) of notes payable	220,000		45,000
Forgiveness of debt
Net cash flows from financing activities	162,499	3,250	1,383,500
Net cash flows	69,633	(6,927)	(6,696)

Cash and equivalents, beginning of period	15,326	10,856	-
Cash and equivalents, end of period	$84,959	$3,929	$(6,696)

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$(22,362)
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2011
(unaudited)

Note 1 - Summary of Significant Accounting Policies

     General Organization and Business

American Sierra Gold Corp. (the “Company”) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on January 30, 2007.  The original business plan of the Company was to engage in the marketing and sale of Ukrainian classical music.  Effective May 19, 2009, the Company changed its name from C.E. Entertainment, Inc. to American Sierra Gold Corp. by way of a merger with its wholly owned subsidiary American Sierra Gold Corp., which was formed solely for the purpose of a change in name.  In addition, the Company changed its focus to a business plan involving the acquisition, exploration, development, mining, and production of precious metals, with emphasis on gold and silver.

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

In February 2007, the Company commenced a capital formation activity through a private placement offering (“PPO”), exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), to raise up to $38,000 through the issuance 30,400,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.00125 per share.  As of March 31, 2007, the Company closed the PPO and received proceeds totaling $38,000.

The Company also commenced an activity to effect a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission (“SEC”) to register 30,400,000 shares of its outstanding shares of common stock (post forward stock split) on behalf of selling stockholders.  The registration statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective by the SEC on November 20, 2007.  The Company did not receive any of the proceeds of this registered offering from the sale of the shares of common stock.

     Basis of Presentation

The Company’s accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.  Changes in classification of 2010 amounts have been made to conform to current presentations.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2011
(unaudited)

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

     Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does the Company utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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
OCTOBER 31, 2011
(unaudited)

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
OCTOBER 31, 2011
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

Note 2 - Uncertainty, going concern:

At October 31, 2011, the Company was engaged in a business and had suffered losses from exploration stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful. Accordingly, the Company must rely on its current officer to perform essential functions without compensation unless and until the Company generates revenue.  No amounts have been recorded in the accompanying financial statements for the value of the officer’s services, as it is not considered material.  These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Change in Management

On September 29, 2009, Mr. Johannes Petersen was appointed a Director and Chief Financial Officer of the Company.

On September 10, 2010, Mr. Johannes Petersen resigned as a Director and Chief Financial officer of the Company and Mr. Wayne Gruden was appointed a Director and Chief Financial Officer of the Company.

On October 20, 2010, Mr. Wayne Gruden resigned as sole Director and executive officer of the Company and Mr. James Vandeberg was appointed as sole Director and executive officer of the Company.

Note 4 - Related Party Loans

As of April 30, 2011, a loan from an individual who is a former Director, officer, and stockholder of the Company amounted to $27,301 (July 31, 2009 - $27,301).  The loan was provided for working capital purposes, and was unsecured, non-interest bearing, and had no terms for repayment.  In May 2011, this note was forgiven by the lender and the Company recognized the amount owing of $27,301 as other income.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2011
(unaudited)

As of April 30, 2011, the Company owed $62,500 to a former officer of the Company.  The loan was provided for working capital purposes, and was unsecured, non-interest bearing, and had no specific terms of repayment.  In May 2011, this note was forgiven and the Company recognized the amount owing of $62,500 as other income.

As of April 30, 2011, loans from a former officer of the Company amounted to $48,499 (July 31, 2010 - $106,000).  The loan was provided for working capital purposes, and was unsecured, non-interest bearing, and had no specific terms of repayment.  In May 2011, this note was forgiven and the Company recognized the amount owing of $48,499 as other income.

As of October 31, 2011, the Company received a loan from its sole officer.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

Note 5 - Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third party for working capital purposes.  The loan was unsecured, bore interest at 8 percent per annum, and was due on February 11, 2010.   In May 2011, this note was forgiven and the Company recognized the balance owing of $75,000 as other income.

On April 3, 2009, the Company borrowed $125,000 from a third party under a promissory note.  The loan was unsecured, bore interest at 10 percent per annum, and was due on April 3, 2010.  On July 20, 2009, the Company made a principal payment of $40,000 on this loan.  On October 2, 2009, the Company made a principal payment of $25,000 on this loan. On November 9, 2009, the Company made a principal payment of $15,000 on this loan.   In May 2011, this note was forgiven and the Company recognized the balance owing of $45,000 as other income.

On September 30, 2010, the Company received a loan in the amount of $110,000.  In May 2011, this note was forgiven and the Company recognized the balancing owing of $110,000 as other income.

On October 12, 2010, the Company received a loan in the amount of $110,000.  In May 2011, this note was forgiven and the Company recognized the balance owing of $110,000 as other income.

Note 6 – Convertible Debenture

On May 18, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation.  In connection therewith, the Company issued a convertible promissory note to Asher Enterprises, Inc. in exchange for principal funds in the amount of $45,000. The maturity date of the promissory note is February 23, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into shares of common stock of the Company. The Company has agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Rule 506 of Regulation D under the Securities Act.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2011
(unaudited)

Note 7 - Common Stock

On January 30, 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) valued at a price of $0.00025 per share to Directors and officers for cash proceeds of $13,000 (See Note 9).

In February 2007, the Company commenced a capital formation activity through a private placement offering, exempt from registration under Regulation S of the Securities Act, to raise up to $38,000 through the issuance 30,400,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.00125 per share. As of March 31, 2007, the Company fully subscribed the offering, and received gross proceeds of $38,000, whereupon it issued 30,400,000 shares of its common stock to 38 foreign, non-affiliated investors.

In addition, on November 7, 2007, the Company filed a registration statement on Form SB-2 under the Securities Act with the SEC to register 30,400,000 shares of its common stock (post forward stock split) on behalf of selling stockholders.  The registration statement was declared effective by the SEC on November 20, 2007.  The Company did not receive any proceeds from this registered sale of its common stock.

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
OCTOBER 31, 2011
(unaudited)

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

As of October 31, 2011, the Company had warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiration Date

October 20, 2009	348,837	$1.51	October 20, 2011
December 11, 2009	819,672	$1.07	December 11, 2011
January 15, 2010	500,000	$1.25	January 15, 2015
May 25, 2010	800,000	$0.44	May 26, 2015
Total	2,468,509

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2011
(unaudited)

Note 8 - Income Taxes

The provision (benefit) for income taxes for the years ended July 31, 2011, and 2010, were as follows:

	Year Ended July 31,
	2011	2010
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$68,928	$801,878
Change in valuation allowance	(68,928)	(801,878)
Total deferred tax provision	$-	$-

 The Company had deferred income tax assets as of July 31, 2011, and 2010, as follows:

	July 31,
	2011	2010
Loss carryforwards	$887,475	$818,547
Less - Valuation allowance	(887,475)	(818,547)

Total net deferred tax assets	$-	$-

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2011
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

On September 9, 2008, Mr. George Daschko resigned as President and a Director of the Company.  Mr. George Daschko also sold his interest in the Company of 24,000,000 shares of common stock (post forward stock split) to Mr. Dmitriy Ruzhytskiy, the newly appointed Director and officer of the Company.

As of April 30, 2011, a loan from an individual who is a former Director, officer, and stockholder of the Company amounted to $27,301 (July 31, 2009 - $27,301).  The loan was provided for working capital purposes, and was unsecured, non-interest bearing, and had no terms for repayment.  In May 2011, this note was forgiven by the lender and the Company recognized the amount owing of $27,301 as other income.

As of April 30, 2011, the Company owed $62,500 to a former officer.  The loan was provided for working capital purposes, and was unsecured, non-interest bearing, and had no specific terms of repayment.  In May 2011, this note was forgiven and  the Company recognized the amount owing of $62,500 as other income.

As of April 30, 2011, loans from a former officer of the Company amounted to $48,499 (July 31, 2010 - $106,000).  The loan was provided for working capital purposes, and was unsecured, non-interest bearing, and had no specific terms of repayment.  In May 2011, this note was forgiven and the Company recognized the amount owing of $48,499 as other income.

As of October 31, 2011, the Company received a loan from its sole officer.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.

On September 29, 2009, the Company entered into a consulting agreement with Mr. Johannes Petersen, whereby Mr. Petersen agreed to serve as a Director and Chief Financial Officer of the Company.  Pursuant to the terms of the consulting agreement, the Company agreed to pay Mr. Petersen $5,000 per month, and grant to him 1,000,000 restricted shares of the Company’s common stock as compensation for providing services as a Director.  On October 14, 2009, the Company’s Chief Executive Officer, Mr. Wayne Gruden, issued a private warrant to Mr. Johannes Petersen, providing him the right to acquire 1,000,000 shares of the Company’s common stock then held by Mr. Gruden, over a three-year period.  Such warrant was provided to Mr. Petersen in connection with his consulting agreement described above.  Simultaneously with issuing Mr. Petersen the warrant, on October 15, 2009, Mr. Gruden also agreed to return for cancellation 19,000,000 shares of the Company’s common stock then held under his name.  The cancellation of the 19,000,000 shares of common stock was effected subsequent to October 31, 2009. The consulting agreement with Mr. Petersen terminated on September 10, 2010.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2011
(unaudited)

On November 3, 2009, the Company entered into a consulting agreement with Mr. Wayne Gruden, whereby Mr. Gruden agreed to serve as a Director and President of the Company.  Pursuant to the terms of the consulting agreement, the Company agreed to pay Mr. Gruden $40,000 for his service as a Director from August 1, 2009 to November 30, 2009.  Starting on December 1, 2009, the Company agreed to pay $5,000 per month to Mr. Gruden. The consulting agreement with Mr. Gruden terminated on October 20, 2010.

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

Note 11 - Contracts and Agreements

     Mineral Property Option Agreement

On April 30, 2009, the Company entered into a property option agreement (the "Option Agreement") with Yale Resources Ltd., a Canadian public company (“Yale”).  Yale held a 100 percent interest in ten (10) mining concessions covering approximately 28,830 hectares in southwest Chihuahua State, Mexico.  Yale also held options to acquire an additional six (6) mining concessions covering approximately 276 hectares in the same area (the total of the mining concessions known as the “Property”).

Pursuant to the terms of the Option Agreement, the Company was granted two (2) exclusive and separate options (the “First Option” and the “Second Option”) to acquire undivided legal and beneficial interests of up to 100 percent in the Property free and clear of all liens, charges, and claims of others.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2011
(unaudited)

In order to exercise the First Option, which gave the Company an undivided 90 percent interest in the Property, the Company was required to (a) make the following payments to Yale: an initial payment of $300,000 (already paid by the Company); $250,000 on or before April 30, 2011; $250,000 on or before April 30, 2012; $250,000 on or before April 30, 2013; (b) fund the following expenditures: $50,000 prior to April 30, 2010; an additional $500,000 prior to April 30, 2011; an additional $800,000 prior to April 30, 2012; an additional $1,000,000 prior to April 30, 2013; and (c) make the following additional payments: $50,000 upon successful completion of a National Instrument 43-101 compliant technical report; $50,000 upon the commencement of a drilling program on the Property on or prior to August 1, 2009, (payable in stock at the election of the holder of the option set at the price of the first financing of the Company); $50,000 upon successful completion of the first year’s drilling work program (payable in stock at the election of the holder of the option set at the price of the first financing of the Company); $70,000 on or before April 30, 2011, (payable in stock at the election of the holder of the option set at the price of the first financing of the Company); $70,000 on or before April 30, 2012, (payable in stock at the election of the holder of the option set at the price of the first financing of the Company); and $70,000 on or before April 30, 2013, (payable in stock at the election of the holder of the option set at the price of the first financing of the Company).

During the year-ended July 31, 2010, the Company abandoned the mineral property and any costs related to the acquisition of the property have been written off.

     Share Issuance Agreement

On October 12, 2009, the Company entered into a Share Issuance Agreement (the “Share Agreement”) with Tobermory Holding Ltd., a corporation organized under the laws of Nevis (“Tobermory”), whereby the Company provided a subscription arrangement to Tobermory to advance funds and purchase up to $6,000,000 of units of the Company’s securities, with an option to purchase up to an additional $6,000,000 of units, until December 31, 2011.  The completion date of December 31, 2011, may be extended for an additional 12 months at the discretion of either the Company or Tobermory.

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

The Company used the proceeds raised through this offering for operating expenses, acquisitions, working capital, and general corporate activities.

     Joint Venture Agreement

On October 19, 2009, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Trinity Alps Resources, Inc. (“Trinity Alps”), whereby the Company agreed to contribute up to a total of $2,000,000 over a period of two years in order to obtain a 75 percent ownership interest in the entities owning and operating certain mineral claims and property for the production of gold covering approximately 950 acres in Northern California.  The Company paid Trinity Alps the aggregate sum of $125,000, in part, as a signing fee and, in part, for the exclusivity period to negotiate a definitive agreement pursuant to the parties’ non-binding letter of intent, which funds were to go towards the ultimate $2,000,000 to be contributed by the Company to obtain its 75 percent interest.  Under the terms of the Venture Agreement, the Company agreed to contribute an additional $150,000 at closing and $150,000 within three months of closing (collectively, the “First Semester Payment”), as well as $300,000 within six months of closing (the “Second Semester Payment”).  Both the First Semester Payment and Second Semester Payment were to be included in the aggregate sum of $2,000,000 to be contributed by the Company no later than two years from closing, to obtain its 75 percent interest.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2011
(unaudited)

Further, and as an additional inducement for Trinity Alps to enter into the Transaction, the Company agreed to issue to Trinity Alps 2,000,000 shares of the Company’s common stock and warrants to purchase an additional 2,000,000 shares of common stock Such shares and warrants were to be held in trust, and issued in increments of 500,000 shares and warrants, respectively, at certain intervals following the closing.

On December 8, 2009, the Company closed the JV Agreement with Trinity Alps.  At closing, the Company (1) contributed $150,000 to an escrow account for the benefit of Trinity Alps, and (2) issued 2,000,000 shares of the Company’s common stock and warrants to purchase an additional 2,000,000 shares of the common stock to Trinity Alps.

This transaction was accounted for using the equity method of accounting since the Company was deemed to have significant influence over the operations of the Joint Venture.  All equity contributions were to be offset by losses suffered by the Joint Venture.

During the year ended July 31, 2010, the JV Agreement was terminated and the Company wrote off all costs associated with the Joint Venture transaction.

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
OCTOBER 31, 2011
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
OCTOBER 31, 2011
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

OVERVIEW

We are an exploration stage company focused on acquiring, exploring and developing precious metal mineral properties. We were formed in Nevada on January 30, 2007.  At the time of our incorporation, we were incorporated under the name “C.E. Entertainment, Inc.,” and our original business plan was to engage in the sales and marketing of Ukrainian classical music.

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

     Mining Properties

Our primary business focus is to evaluate, acquire, explore and develop precious metal mineral properties in North America; primarily gold properties.  In November 2010, we acquired a 100% undivided interest in six mineral claims in the Adams Ridge area of British Columbia, Canada (the “Adams Ridge Claims”) totalling approximately 2,479 hectares. We are in the exploration stage with respect to the Adams Ridge Claims. Despite exploration work on the Adams Ridge Claims, we have not established that there are any mineral reserves, nor can there be any assurance that we will be able to do so.

Our plan is to conduct mineral exploration activities on the Adams Ridge Claims in order to assess whether the sites  possesses mineral deposits of gold or other precious metals in commercial quantities, capable of commercial extraction. We have not yet commenced exploration activities due to budgetary constraints and, therefore, have not established whether there are mineral reserves at the Adams Ridge Claims sites. There is no assurance that we will be able to commence exploration activities and, if we do, that we will find mineral deposits at the sites.

Even if we do eventually discover a mineral reserve on one of our sites, there can be no assurance that we will be able to develop the property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines.

At the beginning of November 2010, we abandoned the Urique Project in Mexico and the Discovery Day Gold Project in California. Subsequent to the fiscal year ended July 31, 2010, we also abandoned our mineral property interests and Joint Venture project with Trinity Alps Resources, Inc. For more information on these projects, see Note 11 to our Notes to Financial Statements contained in this Report, which disclosure is incorporated herein by reference.

We will only acquire additional mineral rights if an opportunity arises that we believe would justify the expenditure and we have sufficient capital available to make the acquisition.

     Government Regulation

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

To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the Company is not registered in British Columbia, our Adams Ridge Claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust. The mineral title claims have been registered with the Government of British Columbia. A copy of the trust agreement is attached to this Annual Report as Exhibit 10.5 and incorporated herein by reference.

     Going Concern Consideration

Concerns have been raised by our accountants about our ability to continue as a going concern. While no steps have been taken by the Company, due to the doubt about our ability to continue as a going concern, we may in the future explore new business opportunities that we believe would be beneficial to our stockholders. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.  If we are unable to secure adequate capital to continue our acquisition and exploration activities, our business may fail and our stockholders may lose some or all of their investment.

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

Comparison of Results for the Quarters Ended October 31, 2011 and 2010

     Revenues

We generated no revenues for the three months ended October 31, 2011 or 2010, respectively, and do not anticipate generating any revenues unless we are successful at locating commercial quantities of minerals on one or more of our Adams Ridge Claims sites, and are able to successfully extract and sell such minerals.

     Operating Expenses

As our cash resources decrease, we have had to commensurately decrease our general and administrative expenses. Our total operating expenses decreased by $68,000 to $15,000 for the three months ended October 31, 2011, as compared to $83,000 for the three months ended October 31, 2010. The substantial decrease in operating expenses was primarily due to a period-to-period decrease of $18,000 in consulting fees and $55,000 in legal fees. During the three months ended October 31, 2010, we expended legal and consulting fees in connection with the preparation of our annual report on Form 10-K for the year ended July 31, 2010 and the acquisition of the Adams Ridge Claims in November 2010, including financing-related activities. The decrease in operating expenses was somewhat offset by a period-to-period increase of $6,000 in accounting fees and $4,000 in other office expenses.

     Interest Expense

We had total interest expense of $3,000 for the three months ended October 31, 2011, compared to $1,000 for the three months ended October 31, 2010.

     Net Loss

We had a net loss of $18,000 for the three months ended October 31, 2011, compared to a net loss of $84,000 for the three months ended October 31, 2010, a decrease in net loss of $66,000 or approximately 79% from the prior quarterly period, which decrease in net loss was due to a significant decrease in operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2011, we had current assets totaling $6,500 ($4,000 in cash and $2,500 in prepaid expenses) and total liabilities of $64,000 ($19,000 of current liabilities and $45,000 of long-term liabilities). Our current liabilities at October 31, 2011, consisted of accounts payable and accrued expenses of $15,000 and related party loans of $3,000, and our long-term liabilities consisted of convertible notes payable of $45,000. We had a working capital deficit of $12,000 and a deficit accumulated during the exploration stage of $5.2 million at October 31, 2011. The following table summarizes our assets, liabilities and working capital at July 31, 2011 and October 31, 2011.

	At July 31, 2011	At October 31, 2010

Current assets	$13,356	$6,429
Current liabilities	7,895	18,520
Working capital	$(5,461)	$(12,091)

     Operating Activities

We had net cash used in operating activities of $10,000 for the three months ended October 31, 2011, with $7,000 of accounts payable and accrued expenses offsetting a net loss of $18,000. During the three months ended October 31, 2010, we had net cash used in operating expenses of $93,000.

     Investing Activities

Cash used in investing activities during the three months ended October 31, 2011 and 2010 was $nil, respectively, since we did not acquire any mining rights during those periods. Net cash flows from investing activities from our inception, January 30, 2007, through October 31, 2011, was $1.2 million, substantially all of which was spent on acquiring mineral rights.

     Financing Activities

We had financing activities during the three months ended October 31, 2011, which provided net cash of $3,000 to us, as compared with financing activities during the three months ended October 31, 2010, which provided net cash of $162,000 to us. The $3,000 is a loan from our current executive officer.

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. wherein Tobermory Holding Ltd. has agreed to advance up to $6,000,000 to our Company until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances totaling $800,000 from the effective date of the Share Issuance Agreement through April 30, 2011, we have not received, and there can be no assurance that we will receive, any further funds from Tobermory. For more information about this financing transaction, see Note 11 to our Notes to Financial Statements contained in this Report, which disclosure is incorporated herein by reference.

Moving forward, we plan to seek out additional debt and/or equity financing to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities. We anticipate that we may need approximately $25,000 in financing within the next six months. The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our stockholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to secure adequate capital to continue our acquisition and exploration efforts, it will have a material adverse affect on our financial position, our business may fail and our stockholders may lose some or all of their investment.

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

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and/or debt financing, and the attainment of profitable operations. The financial statements contained in this Report do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

MINERAL PROPERTIES

We currently have a 100% interest in six mineral claims in the Adams Ridge area of British Columbia. For more information about these claims, see the section of above entitled “Overview” contained in this Report, which disclosure is incorporated herein by reference.

CAPITAL EXPENDITURES

We do not plan to make any capital expenditures over the next six months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 12 to the Notes to the Financial Statements in this Report, which disclosure is incorporated herein by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide disclosure under this item because we are a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

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

     Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us or our officer and director in his capacity as such that could have a material impact on our operations or finances.

ITEM 1A.  RISK FACTORS

We are not required to provide disclosure under this item because we are a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER

None.

ITEM 6.          EXHIBITS

The Exhibit Index attached to this Report is incorporated herein by reference.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized.

Date: December 19, 2011	AMERICAN SIERRA GOLD CORP.

	By:	/s/ James Vandeberg
James Vandeberg
Principal Executive Officer and Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Articles of Incorporation	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.

3.2	Bylaws	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.

3.3	Articles of Merger	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 27, 2009.

4.1	Specimen Common Stock Certificate of American Sierra Gold Corp.	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.

4.2	Relevant provisions relating to the rights of holders of shares of the Company’s Common Stock contained in the Company’s Articles of Incorporation and Bylaws	Incorporated herein by reference from Exhibits 3.1 and 3.2 herein.

10.1	Property Option Agreement between the Company and Yale Resources Ltd. dated April 20, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 5, 2009.

10.2	Share Issuance Agreement between the Company and Tobermory Holding Ltd. dated October 12, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on October 13, 2009.

10.3	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 19, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on December 18, 2009.

10.4	Amendment No. 1 to Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 23, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 23, 2010.

10.5	Land Trust Agreement between the Company and Carl von Einsiedel, Trustee of BC Land Trust, dated November 4, 2010	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 17, 2011.

10.6	Form of Warrant issued by the Company	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.7	Form of Subscription Agreement with Tobermory Holding Ltd.	Incorporated by reference from Form 10-Q filed with the SEC on March 22, 2009.

10.8	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.

10.9	Convertible Promissory Note issued to Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350
Filed herewith.