Form 10-K/A
period 2011-07-31
AMERICAN SIERRA GOLD CORP.
filed 2011-12-21
CIK 1415432

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

As of December 15, 2011, 68,201,843 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

EXPLANATORY NOTE

In May 2011, funds loaned to American Sierra Gold Corp. (the “Company”) by a former officer of the Company in the aggregate principal amount of $478,300 were forgiven by the lender. This was not reflected in the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011, filed with the SEC on November 21, 2011. As a result, this Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) contains amendments to the disclosure under the following items, all related to the second audit of the financial statements by Thomas J. Harris, CPA, independent registered public accountant.

•
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The disclosure under “Results of Operations” was amended to reflect the forgiveness of loans made to the Company consistent with the amended audited financial statements.

•
Item 8 – Financial Statements. A new audit opinion letter and audited financial statements have replaced the audit opinion letter and financial statements previously filed to reflect the forgiveness of loans made to the Company.

This Amendment No. 1 continues to speak as of the date the Annual Report on Form 10-K for the fiscal year ended July 31, 2011 was originally filed with the SEC. The Company has not updated or amended the disclosures contained in this amendment to reflect events that have occurred since the original filing of the Form 10-K, or modified or updated the disclosure other than amendments to the disclosure contained in the items listed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K.

AMERICAN SIERRA GOLD CORP.

INDEX
to Amendment No. 1 to Annual Report on Form 10-K
for the Fiscal Year Ended July 31, 2011

As used in this amendment no. 1 to American Sierra Gold Corp.’s annual report on Form 10-K for the year ended July 31, 2011 (“Annual Report”), unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to American Sierra Gold Corp., a Nevada corporation.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to operations, cash flows and financing are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

Mining Properties and Projects

Our primary business plan is to evaluate, acquire, explore and develop gold properties in North America.  In November 2010, we acquired and began work on one project that consists of six mineral claims in the Adams Ridge area of British Columbia, Canada (the “Adams Ridge Claims”). We are in the exploration stage with respect to the Adams Ridge Claims. Despite preliminary exploration work on the Adams Ridge Claims, we have not established that there are any mineral reserves, nor can there be any assurance that we will be able to do so.

A “mineral reserve” is defined by the U.S. Securities and Exchange Commission (“SEC”) in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the Company is not registered in British Columbia, our Adams Ridge Claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust. The mineral title claims have been registered with the Government of British Columbia. A copy of the trust agreement is included as Exhibit 10.6 in this Annual Report.

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

RISKS ASSOCIATED WITH OUR BUSINESS

We Have a Limited Operating History with Significant Losses and Expect Losses to Continue for the Foreseeable Future.

We have not yet generated any revenues and have incurred material net losses for the past three fiscal years.  We do not expect to generate revenues that will sustain our operations for the foreseeable future.  Our profitability depends upon finding mineral reserves and our successful commercialization of those reserves. For further discussion regarding our financial operating results, see Item 7 below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Our business focus is on exploring for precious minerals reserves in a limited number of claims in British Columbia, Canada. Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we do not diversify our operations, our financial condition and results of operations could deteriorate.

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

An Unsuccessful Material Strategic Transaction or Relationship Could Result in Operating Difficulties and Other Harmful Consequences to Our Business.

We have evaluated, and continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.  From time to time, we may engage in discussions regarding potential acquisitions or joint ventures. Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a material negative financial impact on our business and our results of operations.

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

Substantial expenditures are required to determine if a project has economically mineable mineralization.  It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities.  Because of these uncertainties, our exploration programs, if any, may not result in the discovery of reserves or, if found, the development of mines.

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

Due to the Uncertain Nature of Exploration, There is a Substantial Risk That We May Not Find Economically Exploitable Reserves of Gold and/or Silver.

The search for valuable minerals is an extremely risky business. We do not know whether the claims we have contain commercially exploitable reserves of gold and/or silver.  The likelihood of success must be considered in light of the costs, difficulties, complications, problems and delays encountered in connection with the exploration of mineral properties.  These potential problems include, but are not limited to, additional costs and unanticipated delays and expenses that may exceed current estimates.

Even if we do eventually discover a mineral reserve on one of our properties, there can be no assurance that we will be able to develop the property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

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

The Market Price of Our Common Stock is Highly Volatile, Which Could Hinder Our Ability to Raise Additional Capital.

The market price of our common stock has been and is expected to continue to be highly volatile.  Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock.  In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

Our organizational documents contain provisions that limit the liability of our Directors for monetary damages and provide for indemnification of our executive officers and Directors. These provisions may discourage stockholders from bringing a lawsuit against our Directors and officers for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against our Directors and officers even though such action, if successful, might otherwise have benefited the stockholders. In addition, a stockholder’s investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against our officers or Directors are paid by the Company pursuant to the indemnification provisions in the Company’s governing documents. The impact on a stockholder’s investment in terms of the cost of defending a lawsuit may deter the stockholder from bringing suit against one of our officers or directors.  We have been advised that the United States Securities and Exchange Commission (“SEC”) takes the position that these provisions do not affect the liability of any officer or director under applicable federal and state securities laws.

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

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us or our officer and director in his capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year ended July 31, 2011.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Over-the-Counter Bulletin Board (“OTCBB”) since October 12, 2009, initially under the symbol “CENI.OB”. Our common stock currently trades under the symbol “AMNP.”  The following table represents the range of the high and the low closing prices, as quoted on the OTC Bulletin Board for each fiscal quarter during the fiscal years ended July 31, 2011 and 2010, respectively.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

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

Recent Sales of Unregistered Securities

On May 18, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation.  In connection therewith, we issued a convertible promissory note to Asher Enterprises, Inc. in exchange for principal funds in the amount of $45,000. The maturity date of the promissory note is February 23, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into restricted shares of common stock of the Company. We have agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended. As of July 31, 2011, no conversion of the promissory note into shares of common stock of the Company had occurred.

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

Going Concern Consideration

The Company’s financial statements in this Annual Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues and has accumulated losses since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and/or debt financing, and the attainment of profitable operations. The financial statements contained in this Annual Report do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

See also Note 1 to the Notes to the Financial Statements included in this Annual Report, which disclosure is incorporated herein by reference.

RESULTS OF OPERATIONS

For ease of presentation in the following discussions of “Results of Operations” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Fiscal Year Ended July 31, 2011 Compared to Fiscal Year Ended July 31, 2010

     Revenues

We generated no revenues during the years ended October 31, 2011 and 2010, respectively, and do not anticipate generating any revenues unless we are successful at locating commercial quantities of minerals on one or more of our Adams Ridge Claims sites, and are able to successfully extract and sell such minerals.

     Net Gain

We had a net gain of $276,000 for the fiscal year ended July 31, 2011, as compared to a net loss of $5.3 million, for the fiscal year ended July 31, 2010. The net gain in the fiscal year ended July 31, 2011, was due to a former officer of the Company forgiving loans totaling $478,000 owed to him by the Company, effective in May 2011.

     Operating Expenses

We also experienced an overall decrease in our year-to-year operating expenses, which was attributable to the transactional costs related to the change in our business to a mineral exploration and development company that occurred in the fiscal year ended July 31, 2010, with no such material change to our business operations occurring during the fiscal year ended July 31, 2011. In addition, during the fiscal year ended July 31, 2010, we wrote off costs totaling $4.8 million associated with several mineral properties in connection with terminating the Joint Venture Agreement we entered into with Trinity Alps Resources, Inc. No such write-offs occurred during the fiscal year ended July 31, 2011.

Our operating expenses totaled $197,000 in the year ended July 31, 2011, as compared to $461,000 in the year ended July 31, 2010. As explained above, the difference is attributable to the transaction costs, primarily consulting, legal, accounting and investor relations fees, incurred in connection with the material change in our business that took place during the fiscal year ended July 31, 2010, with no such transaction occurring in the year ended July 31, 2011.

Our rent expenditures for the year ended July 31, 2010, totaled $1,317, as compared to rent expenditures of $5,500 during the period from September 2010 to July 2011. Mr. Vandeberg is currently donating use of his offices to us due to our limited cash reserves.

     Interest Expense

We had total interest expense of $6,000 in the year ended July 31, 2011, compared to $12,000 in the year ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011, we had current assets totaling $13,000 ($11,000 in cash and $2,500 in prepaid expenses) and total liabilities of $53,000 ($8,000 of current liabilities and $45,000 of long-term liabilities). Our current liabilities at July  31, 2011, consisted of accounts payable and accrued expenses of $8,000, and our long-term liabilities consisted of convertible notes payable of $45,000. With very low cash reserves, and a working capital deficit of $5.2 million, we do not have sufficient sources of funding to enable us to carry out our stated plan of operations over the next twelve months.

In order to continue operating, we are taking steps to raise additional financing through the issuance of debt and/or equity securities, as well as exploring other options, including the possibility of entering into a strategic arrangement with a third party.

The following table shows our cash flow for the fiscal years ended July 31, 2011 and 2010, respectively.

	Year Ended
	July 31,
	2011	2010

Net Cash Provided by (Used in) Operating Activities	$(49,470)	(476,127)
Net Cash Provided by (Used in) Investing Activities	-	(708,598)
Net Cash Provided by Financing Activities	45,000	1,172,531
Net Increase (Decrease) in Cash	$(4,470)	(12,194)

     Cash from Operating Activities

The decrease in negative net cash flows of $427,000 was primarily due to a net gain of $276,000 in the fiscal year ended July 31, 2011, attributed to the forgiveness of $478,000 in indebtedness owed to a former officer of the Company as discussed above.

     Investing Activities

The primary driver of cash used in investing activities was capital spending in the acquisition of mineral properties during the fiscal year ended July 31, 2010, namely the Adams Ridge Claims, as discussed in more detail above and in Note 1 to the Notes to our Financial Statements contained in this Annual Report, which disclosure is incorporate herein by reference. The cost of purchasing the Adams Ridge Claims was $709,000. We did not make any investments in mineral properties in the fiscal year ended July 13, 2011.

     Cash from Financing Activities

Our net cash flow from financing activities during the fiscal year ended July 31, 2011 was $207,000, as compared to $1.2 million in the fiscal year ended July 31, 2010. We need to source additional funding from outside of the Company in order to continue operating. If equity financing is used, our stockholders will experience dilution of their ownership interests in the Company.

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. (“Tobermory”) wherein Tobermory has agreed to advance up to $6,000,000 to us until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances for $300,000 from the date of the Share Issuance Agreement to November 10, 2009, there can be no assurances that we will receive any further funds from Tobermory. For further discussion regarding the Tobermory financing arrangement see Note 10 to our Notes to Financial Statements contained in this Annual Report, which disclosure is incorporated herein by reference.

Moving forward, we plan to seek out additional debt and/or equity financing to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities. We anticipate that we will need at least approximately $25,000 in financing within the next six months. The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our stockholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to secure adequate capital to resume our exploration efforts, it will have a material adverse affect on our financial position, our business may fail and our stockholders may lose some or all of their investment.

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

Pursuant to the terms of the Option Agreement, the Company was granted two (2) exclusive and separate option rights to acquire undivided legal and beneficial interests of up to 100 percent in the Yale Property free and clear of all liens, charges, and claims of others. During the year-ended July 31, 2010, the Company abandoned its options to acquire the Yale Property. The Company paid Yale $300,000 in April 2009 in connection with the Option Agreement. All costs related to the acquisition of the Property were written off by the Company in the fiscal year ended July 31, 2010.

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

During the year-end July 31, 2010, the Company terminated the JV Agreement and has written off any the costs associated with the property and the JV Agreement, including the initial payments paid by the Company upon and shortly after closing. Neither party has any further rights or obligations under the JV Agreement. As such, the Company does not have an ownership interest in the two entities that hold and operate the mineral claims and the warrants to purchase 2,000,000 shares of the Company’s common stock issued to Trinity Alps have been canceled by the Company. As of July 31, 2011, Trinity Alps owned 1,000,000 shares of common stock of the Company. For additional disclosure pertaining to the JV Agreement, see Note 11 to our Notes to Financial Statements in this Annual Report, which disclosure is incorporated herein by reference.

Adams Ridge Project

In November 2010, we acquired a 100% undivided interest in six mineral claims in the Adams Ridge area of British Columbia, Canada totaling approximately 2,479 hectares. The Adams Ridge Claims are held in trust for us by Carl Von Einsiedel, trustee of the BC Land Trust, as required by the B.C. Mineral Tenure Act. These claims have been registered with the Government of British Columbia. For additional disclosure pertaining to the Adams Ridge Claims, see above under Item 1 (Description of Business) and Note 1 to our Notes to Financial Statements contained in this Annual Report, which disclosure is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

As discussed above, since our Board of Directors currently consists of one member, we have not established a separate compensation committee, nor therefore do we have a compensation committee charter.  Instead, our Director approves executive compensation policies and practices for himself as sole executive officer of the Company. The primary goal of our executive compensation policy is to closely align the interests of the stockholders with that of our executive officers. As such, our Director considers the important link between the Company’s financial condition, which impacts our stockholders, and the level of his compensation.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have not entered into any reportable transaction nor are there any proposed reportable transactions in which our director and executive officer, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest. We have, however, received funds in the form of loans from our former directors and officers as disclosed in Notes 4 and 9 of  to our Notes to Financial Statements attached to this Annual Report, which disclosure is incorporated herein by reference. We have also paid legal fees to Vandeberg Law Group, of which Mr. Vandeberg is the sole principal, for legal services rendered on behalf of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Thomas J. Harris, CPA currently serves as our independent registered public accounting firm. Our Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. Our Board of Directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee, so our sole Director serves the functions of an audit committee.

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

AMERICAN SIERRA GOLD CORP.

Date: December 20, 2011	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Principal Executive Officer

Date: December 20, 2011	By:	James Vandeberg
Name: James Vandeberg
Title: Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Vandeberg		December 20, 2011
James Vandeberg	Principal Executive Officer, Principal Accounting and Financial Officer and sole Director

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Index to Financial Statements
JULY 31, 2011, AND 2010

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

Thomas J Harris, CPA
Seattle, WA
December 9, 2011

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Balance Sheets
(Audited)

	July 31,	July 31,
	2010	2011

ASSETS
Current assets:
Cash	$15,326	$10,856
Prepaid expenses	29,829	2,500
		-
Total current assets	45,155	13,356

Other Assets
Mining Claims	-	-
Website software	10,573	10,573
Total Other Assets	10,573	10,573
Total assets	$55,728	$23,929

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$44,465	$7,895
Related party loans	195,801	-
Loans payable	120,000	-
Total current liabilities	360,266	7,895

Long-term liabilities:
Convertible Notes Payable	-	45,000

Total long-term liabilities	-	45,000

Total liabilities	360,266	52,895

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 2,000,000,000 authorized, 68,201,843 and 68,201,843 shares issued and outstanding	68,201	68,201
Capital in excess of par value	5,034,241	5,034,241
Stock subscription payable	50,000	50,000
Deficit accumulated during the development stage	(5,456,980)	(5,181,408)
Total stockholders' equity	(304,538)	(28,966)
Total liabilities and stockholders' deficit	$55,728	$23,929

(The accompanying notes are an integral part of these financial statements.)

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Statements of Operations
(Audited)

			Cumulative,
			Inception,
			January 30,
	Year Ended	Year Ended	2007 Through
	July 31,	July 31,	July 31,
	2010	2011	2011

Sales	$-	$-	$-
Cost of Sales	-	-	-
Cost of Sales	-	-	-

General and administrative expenses:
Exploration costs	4,880		4,880
Consulting	130,000	82,827	220,327
Insurance	18,388	11,414	29,802
Investor relations	92,927	3,103	109,009
Legal fees	165,218	67,118	273,802
Tax and license	4,544	1,272	10,015
Bank charges	1,477	357	1,834
Accounting	27,514	18,949	69,213
Other office and miscellaneous	16,505	11,660	42,167
Total operating expenses	461,453	196,700	761,049
(Loss) from operations	(461,453)	(196,700)	(761,049)

Other income (expense):
Interest income			-
Forgiveness of debt		478,300	478,300
Loss on write-off of mineral properties	(4,851,271)		(4,851,271)
Loss on write-off of website software costs	-		(2,267)
Investment losses	(21,269)		(21,269)
Interest (expense)	(11,857)	(6,028)	(23,852)
(Loss) before taxes	(5,345,850)	275,572	(5,181,408)

Provision (credit) for taxes on income	-		-
Net (loss)	$(5,345,850)	$275,572	$(5,181,408)

Basic earnings (loss) per common share	$(0.0753)	$0.0040

Weighted average number of shares outstanding	70,970,653	68,201,843

(The accompanying notes are an integral part of these financial statements.)

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Statement of Retained Earnings
(Audited)

						(Deficit)
				Additional		Accumulated
			Additional	Paid-in		During the
	Common stock		Paid-in	Capital -	Subscriptions	Development
	Shares	Amount	Capital	Warrants	Received	Stage	Totals

Balance, January 30, 2007	-	-	-			-	-

Common stock issued	52,000,000	52,000	(39,000)			-	13,000

Common stock issued	30,400,000	30,400	7,600			-	38,000

Net (loss) for the period	-	-	-			(16,176)	(16,176)

Balance, July 31, 2007	82,400,000	82,400	(31,400)	-		(16,176)	34,824

Net (loss) for the period	-	-	-			(51,974)	(51,974)

Balance, July 31, 2008	82,400,000	82,400	(31,400)	-		(68,150)	(17,150)

Common stock subscribed	-	-	-		137,469	-	137,469

Net (loss) for the period	-	-	-		-	(42,980)	(42,980)

Balance, July 31, 2009	82,400,000	82,400	(31,400)		137,469	(111,130)	77,339

Common stock cancelled	(19,000,000)	(19,000)	19,000				-

Adjustment for common stock subcribed	-	-	-	-	31		31

Common stock issued for subcribed shares	100,000	100	74,900		(75,000)		-

Common stock issued for subcribed shares	83,334	83	6,266	56,151	(62,500)		-

Adjustment for common stock subcribed	-	-	-	-	50,000		50,000

Common stock issued	250,000	250	99,750				100,000

Common stock issued	348,837	348	32,358	267,294			300,000

Common stock issued for mineral property	2,000,000	2,000	1,658,000	1,854,942	-	-	3,514,942

Common stock issued for finder services	300,000	300	248,700		-	-	249,000

Commons stock issued	819,672	820	51,891	447,289	-	-	500,000

Common stock issued for mineral property	100,000	100	49,900				50,000

Common stock issued	800,000	800	92,704	106,496			200,000

Net (loss) for the period						(5,345,850)	(5,345,850)

Balance, July 31, 2010	68,201,843	68,201	2,302,069	2,732,172	50,000	(5,456,980)	(304,538)

Net (loss) for the period						275,572	275,572

Balance, July 31, 2011	68,201,843	$68,201	$2,302,069	$2,732,172	$50,000	$(5,181,408)	$(28,966)

(The accompanying notes are an integral part of these financial statements.)

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Statements of Cash Flows
(Audited)

			Cumulative,
			Inception,
			January 30,
	Year Ended	Year Ended	2007 Through
	July 31,	July 31,	July 31,
	2010	2011	2011

Cash flows from operating activities:
Net (loss)	$(5,345,850)	$275,572	$(5,181,408)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Amortization
Loss on write off of mineral property	4,851,271		4,851,271
Loss on write off of website			5,100
Loss on joint venture	21,269		21,269
Forgiveness of debt		(315,801)
Change in current assets and liabilities:
Prepaids	(29,829)	27,329	(2,500)
Deposits			-
Accounts payable and accrued expenses	27,012	(36,570)	7,895
Net cash flows from operating activities	(476,127)	(49,470)	(298,373)
Cash flows from investing activities:
Website development		-	(15,673)
Purchase of Mining Rights	(708,598)		(1,058,598)
Net cash flows from investing activities	(708,598)	-	(1,074,271)
Cash flows from financing activities:
Proceeds from sale of common stock	1,237,500		1,288,500
Stock subscription payable	(87,469)		50,000
Payments to related party	62,500
Proceeds/(Payment) of notes payable	(40,000)	45,000	45,000
Forgiveness of debt
Net cash flows from financing activities	1,172,531	45,000	1,383,500
Net cash flows	(12,194)	(4,470)	10,856
Cash and equivalents, beginning of period	27,520	15,326	-
Cash and equivalents, end of period	$15,326	$10,856	$10,856
Supplemental cash flow disclosures:
Cash paid for interest	$(11,857)	$(4,538)	$(22,362)
Cash paid for income taxes	$-	$-	$-

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

In February 2007, the Company commenced a capital formation activity through a private placement offering (“PPO”), exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) to raise up to $38,000 through the issuance 30,400,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.00125 per share.  As of March 31, 2007, the Company closed the PPO and received proceeds totaling $38,000.

The Company also commenced registered offering on Form SB-2 with the U.S. Securities and Exchange Commission to register 30,400,000 shares of its outstanding shares of common stock (post forward stock split) on behalf of selling stockholders.  The registration statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective on November 20, 2007.  The Company did not receive any of the proceeds from this registered offering from the sale of the shares of common stock.

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

Note 3 - Change in Management

On September 29, 2009, Mr. Johannes Petersen was appointed as a Director and Chief Financial Officer of the Company.

On September 10, 2010, Mr. Johannes Petersen resigned as a Director and Chief Financial officer of the Company. Mr. Wayne Gruden was appointed a Director and interim Chief Financial Officer of the Company.

On October 20, 2010, Mr. Wayne Gruden resigned as a Director and sole executive officer of the Company and Mr. James Vandeberg was appointed as Director and sole executive officer of the Company.

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

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Notes to Financial Statements
July 31, 2011

As of April 30, 2011, the Company owed $62,500 to a former executive officer of the Company.  The loan was provided for working capital purposes, and was unsecured, non-interest bearing, and had no specific terms of repayment.  In May 2011, this note was forgiven and the Company recognized the amount owing of $62,500 as other income.

As of April 30, 2011, loans from a former executive officer of the Company’s amounted to $48,499 (July 31, 2010 - $106,000).  The loan was provided for working capital purposes, and was unsecured, non-interest bearing, and had no specific terms of repayment.  In May 2011, this note was forgiven and the Company recognized the amount owing of $48,499 as other income.

Note 5 - Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third party for working capital purposes.  The loan was unsecured, bore interest at 8 percent per annum, and was due on February 11, 2010.   In May 2011, this note was forgiven and the Company recognized the amount owing of $75,000 as other income.

On April 3, 2009, the Company borrowed $125,000 from a third party under a promissory note.  The loan was unsecured, bore interest at 10 percent per annum, and was due and payable on April 3, 2010.  On July 20, 2009, the Company made a principal payment of $40,000 on this loan.  On October 2, 2009, the Company made a principal payment of $25,000 on this loan. On November 9, 2009, the Company made a principal payment of $15,000 on this loan.   In May 2011, this note was forgiven and the Company recognized the amount owing of $45,000 as other income.

On September 30, 2010, the Company received a loan in the amount of $110,000.  In May 2011, this loan was forgiven and the Company recognized the amount owing of $110,000 as other income.

On October 12, 2010, the Company received a loan in the amount of $110,000.  In May 2011, this loan was forgiven and the Company recognized the amount owing of $110,000 as other income.

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

Note 7 – Common Stock

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

Note 9 - Related Party Transactions

As described in Note 4, in January 2007, the Company issued 52,000,000 shares of common stock (post forward stock split) to Directors and officers of the Company for cash proceeds of $13,000.

As described in Note 3, on September 9, 2008, Mr. George Daschko resigned from his positions as President and a Director of the Company.  Mr. George Daschko also sold his interest in the Company of 24,000,000 shares of common stock (post forward stock split) to Mr. Dmitriy Ruzhytskiy, the newly appointed Director and officer of the Company.

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

As of April 30, 2011, the Company owed $62,500 to a former executive officer of the Company.  The loan was provided for working capital purposes, and was unsecured, non-interest bearing, and had no specific terms of repayment.  In May 2011, this note was forgiven and the Company recognized the amount owing of $62,500 as other income.

As of April 30, 2011, loans from a former executive officer of the Company’s amounted to $48,499 (July 31, 2010 - $106,000).  The loan was provided for working capital purposes, and was unsecured, non-interest bearing, and had no specific terms of repayment.  In May 2011, this note was forgiven and the Company recognized the amount owing of $48,499 as other income.

On September 29, 2009, the Company entered into a consulting agreement with Mr. Johannes Petersen, whereby Mr. Petersen agreed to serve as a Director and Chief Financial Officer of the Company.  Pursuant to the terms of the Consulting Agreement, the Company agreed to pay Mr. Petersen $5,000 per month, and grant him 1,000,000 restricted shares of the Company’s common stock as compensation for providing services as a Director.  On October 14, 2009, the Company’s Chief Executive Officer, Mr. Wayne Gruden, issued a private warrant to Mr. Johannes Petersen, providing him the right to acquire 1,000,000 shares of the Company’s common stock currently held by Mr. Gruden, for a three-year period.  Such warrant was provided to Mr. Petersen in connection with his consulting agreement described above.  Simultaneously with issuing Mr. Petersen the warrant, on October 15, 2009, Mr. Gruden also agreed to return for cancellation 19,000,000 shares of the Company’s common stock currently held under his name.  The cancellation of the 19,000,000 shares of common stock was effected subsequent to October 31, 2009 The consulting agreement with Mr. Petersen terminated on September 10, 2010.

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

During the year-end, the JV Agreement was terminated and has written off all costs associated with the property and Joint Venture.

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