Form 10-Q
period 2012-01-31
AMERICAN SIERRA GOLD CORP.
filed 2012-03-16
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2012

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

As of March 1, 2012, the registrant had 81,082,686 shares of its common stock, par value $0.001 per share, issued and outstanding.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

to Quarterly Report on Form 10-Q
for the Period Ended January 31, 2012

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the period ended January 31, 2012 (“Report”) to “we,” “us,” “our,” and the “Company” are to American Sierra Gold Corp., a Nevada corporation.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet:
July 31, 2011 (audited) and January 31, 2012	3

Statements of Operations:
For the three and six months ended January 31, 2011 (audited) and 2012	4

Statements of Cash Flows:
For the six months ended January 31, 2011 (audited) and 2012	5

Notes to Financial Statements:
January 31, 2012	6

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Enterprise)

BALANCE SHEETS

	Audited
	July 31,	January 31,
	2011	2012
ASSETS
Current assets:
Cash	$10,856	$2,761
Prepaid expenses	2,500	2,500
		-
Total current assets	13,356	5,261

Other Assets
Mining Claims	-	-
Website software	10,573	10,573
Total Other Assets	10,573	10,573
Total assets	$23,929	$15,834

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$7,895	$7,591
Related party loans	-	3,771
Convertible Notes Payable	-	24,750
Total current liabilities	7,895	36,112

Long-term liabilities:
Convertible Notes Payable	45,000	-

Total long-term liabilities	45,000	-

Total liabilities	52,895	36,112

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 2,000,000,000 authorized, 68,201,843 and 77,749,353 shares issued and outstanding	68,201	77,749
Capital in excess of par value	5,034,241	5,053,693
Stock subscription payable	50,000	50,000
Deficit accumulated during the development stage	(5,181,408)	(5,201,720)
Total stockholders' equity	(28,966)	(20,278)
Total liabilities and stockholders' deficit	$23,929	$15,834

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative,
					Inception,
					January 30,
	Three Months	Three Months	Six Months	Six Months	2007 Through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011	2012

Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Cost of Sales	-	-	-	-	-

General and administrative expenses:
Exploration costs					4,880
Consulting		21,678		42,276	220,327
Insurance		5,616		9,261	29,802
Investor relations	776	720	776	720	109,785
Legal fees		1,020		56,130	273,802
Tax and license		1,125		1,125	10,015
Bank charges	50	1,606	106	259	1,939
Accounting		3,000	9,250	5,531	78,463
Other office and miscellaneous	862	3,056	6,483	5,005	48,651
Total operating expenses	1,688	37,821	16,615	120,307	777,664
(Loss) from operations	(1,688)	(37,821)	(16,615)	(120,307)	(777,664)

Other income (expense):
Interest income					-
Forgiveness of debt					478,300
Loss on write-off of mineral properties					(4,851,271)
Loss on write-off of website software costs					(2,267)
Investment losses					(21,269)
Interest (expense)	(1,072)	(2,269)	(3,697)	(3,403)	(27,549)
(Loss) before taxes	(2,760)	(40,090)	(20,312)	(123,710)	(5,201,720)

Provision (credit) for taxes on income	-		-		-
Net (loss)	$(2,760)	$(40,090)	$(20,312)	$(123,710)	$(5,201,720)

Basic earnings (loss) per common share	$(0.0000)	$(0.0005)	$(0.0003)	$(0.0017)

Weighted average number of shares outstanding	68,201,843	72,975,598	68,201,843	72,975,598

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative,
			Inception,
			January 30,
	Six Months	Six Months	2007 Through
	January 31,	January 31,	January 31,
	2012	2011	2012

Cash flows from operating activities:
Net (loss)	$(20,312)	$(123,710)	$(5,201,720)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Amortization
Loss on write off of mineral property			4,851,271
Loss on write off of website			5,100
Loss on joint venture			21,269
Forgiveness of debt
Change in current assets and liabilities:
Prepaids		29,829	(2,500)
Deposits			-
Accounts payable and accrued expenses	(304)	(40,330)	7,591
Net cash flows from operating activities	(20,616)	(134,211)	(318,989)

Cash flows from investing activities:
Website development		-	(15,673)
Purchase of Mining Rights			(1,058,598)
Net cash flows from investing activities	-	-	(1,074,271)

Cash flows from financing activities:
Proceeds from sale of common stock	29,000		1,317,500
Stock subscription payable			50,000
Payments to related party	3,771	(57,501)	3,771
Proceeds/(Payment) of notes payable	(20,250)	220,000	24,750
Forgiveness of debt
Net cash flows from financing activities	12,521	162,499	1,396,021
Net cash flows	(8,095)	28,288	2,761

Cash and equivalents, beginning of period	10,856	15,326	-
Cash and equivalents, end of period	$2,761	$43,614	$2,761

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$(22,362)
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012
(unaudited)

Note 1 - Summary of Significant Accounting Policies

     General Organization and Business

American Sierra Gold Corp. (the “Company”, “we”, “our”, or “us”) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on January 30, 2007.  The original business plan of the Company was to engage in the marketing and sale of Ukrainian classical music.  Effective May 19, 2009, the Company changed its name from C.E. Entertainment, Inc. to American Sierra Gold Corp. by way of a merger with its wholly owned subsidiary American Sierra Gold Corp., which was formed solely for the purpose of a change in name.  In addition, the Company changed its focus to a business plan involving the acquisition, exploration, development, mining, and production of precious metals, with emphasis on gold and silver.

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

In February 2007, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, as amended (“Securities Act”) to raise up to $38,000 through the issuance 30,400,000 shares of its common stock (post forward stock split), par value $0.001 per share, at an offering price of $0.00125 per share.  As of March 31, 2007, the Company closed the PPO and received proceeds of $38,000.

The Company also commenced an activity to effect a Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission (“SEC”) to register 30,400,000 shares of its outstanding shares of common stock (post forward stock split) on behalf of selling stockholders.  The Registration Statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective on November 20, 2007.  The Company did not and will not receive any of the proceeds of this registration activity upon the sale of the registered shares of common stock.

     Basis of presentation

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
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012
(unaudited)

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
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012
(unaudited)

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

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012
(unaudited)

Note 2 - Uncertainty, going concern:

At January 31, 2012, the Company was engaged in a business and had suffered losses from exploration stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful. Accordingly, the Company must rely on its current officer to perform essential functions without compensation unless and until the business generates revenue.  No amounts have been recorded in the accompanying financial statements for the value of the officer’s services, as it is not considered material.  These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Change in Management

On September 29, 2009, Mr. Johannes Petersen was appointed to serve as a Director and the sole officer of the Company.

On September 10, 2010, Mr. Johannes Petersen resigned as a Director and the sole officer of the Company and Mr. Wayne Gruden was appointed to serve as a Director and the sole officer of the Company.

On October 20, 2010, Mr. Wayne Gruden resigned as a Director and the sole officer of the Company and Mr. James Vandeberg was appointed to serve as a Director and the sole officer of the Company.

Note 4 - Related Party Loans

As of July 31, 2011, a loan from an individual who is a former Director, officer, and stockholder of the Company amounted to $27,301 (July 31, 2009 - $27,301).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.  In May 2011, this note was forgiven.  The Company recognized the forgiveness as other income.

As of July 31, 2011, the Company owed to the former officers amounted to $62,500.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.  In May 2011, this note was forgiven.  The Company recognized the forgiveness as other income.

As of July 31, 2011, loans from the Company’s former officer amounted to $48,499 (July 31, 2010 - $106,000).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of repayment.  In May 2011, this note was forgiven.  The Company recognized the forgiveness as other income.

As of January 31, 2012, the Company received a loan from an officer in the amount of $3,250.00.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of prepayment.

Note 5 - Loans Payable

On February 11, 2009, the Company borrowed $75,000 from a third party for working capital purposes.  The loan was unsecured, bore interest at 8 percent per annum, and was due on February 11, 2010.   In May 2011, this note was forgiven.  The Company recognized the forgiveness the debt as other income.

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012
(unaudited)

On April 3, 2009, the Company borrowed $125,000 from a third party under a promissory note.  The loan was unsecured, bore interest at 10 percent per annum, and was due and payable on April 3, 2010.  On July 20, 2009, the Company made a principal payment of $40,000 on this loan.  On October 2, 2009, the Company made a principal payment of $25,000 on this loan. On November 9, 2009, the Company made a principal payment of $15,000 on this loan.   In May 2011, this note was forgiven.  The Company recognized the forgiveness of debt as other income.

On September 30, 2010, the Company received a loan in the amount of $110,000.  In May 2011, this note was forgiven.  The Company recognized the forgiveness of debt as other income.

On October 12, 2010, the Company received a loan in the amount of $110,000.  In May 2011, this note was forgiven.  The Company recognized the forgiveness of debt as other income.

Note 6 – Convertible Debenture

On May 18, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation.  In connection therewith, the Company issued a convertible promissory note to Asher Enterprises, Inc.  in exchange for principal funds in the amount of $45,000. The maturity date of the promissory note is February 23, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into shares of common stock of the Company. The Company has agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Section 4(2) of the Securities Act.

During the period between November 2011 and January 2012, Asher Enterprises, Inc. converted $29,000 of the convertible note payable into 12,880,843 shares of common stock of the Company.  The balance of this convertible note payable as of January 31, 2012 was $16,000.

On December 12, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation.  In connection therewith, the Company issued a convertible promissory note to Asher Enterprises, Inc.  in exchange for principal funds in the amount of $8,750. The maturity date of the promissory note is September 14, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into shares of common stock of the Company. The Company has agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Section 4(2) of the Securities Act.

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

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012
(unaudited)

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

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012
(unaudited)

Warrants

As of January 31, 2012, the Company had warrants outstanding as follows:

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
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012
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

On September 9, 2008, Mr. George Daschko resigned from the positions of President and Director of the Company.  Mr. George Daschko also sold his interest in the Company of 24,000,000 shares of common stock (post forward stock split) to the newly appointed Director and officer of the Company.

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

On September 29, 2009, the Company entered into a consulting agreement (the “consulting agreement”) with Mr. Johannes Petersen, whereby Mr. Petersen agreed to serve as a Director and the Chief Financial Officer of the Company.  Pursuant to the terms of the Consulting Agreement, the Company agreed to pay Mr. Petersen $5,000 per month, and grant to him 1,000,000 restricted shares of the Company’s common stock as compensation for providing services as a Director.  On October 14, 2009, the Company’s Chief Executive Officer, Mr. Wayne Gruden, issued a private warrant to Mr. Johannes Petersen, providing him the right to acquire 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) held by Mr. Gruden, for a three-year period.  Such warrant was provided to Mr. Petersen in connection with his Consulting Agreement described above.  Simultaneously with issuing Mr. Petersen the warrant, on October 15, 2009, Mr. Gruden also agreed to return for cancellation 19,000,000 shares of the Company’s common stock held under his name.  The cancellation of the 19,000,000 shares of common stock was effected subsequent to October 31, 2009.As of July 31, 2010, the Company owed Mr. Johannes Petersen $17,500 for his consulting services.  These have been written off.

On November 3, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement #2”) with Mr. Wayne Gruden, whereby Mr. Gruden agreed to serve as a Director and the President of the Company.  Pursuant to the terms of the Consulting Agreement #2, the Company agreed to pay Mr. Gruden $40,000 for Director Services from August 1, 2009 to November 30, 2009.  Starting on December 1, 2009, the Company agreed to pay $5,000 per month to Mr. Gruden. As of July 31, 2010, the Company owed Mr. Wayne Gruden $45,000 for his consulting services.  These have been written off.

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

Mr. Vandeberg provides office space to the company at no cost.

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012
(unaudited)

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

Provided the Company exercised the First Option to acquire the 90 percent undivided interest in the Property, the Company could then exercise the Second Option by (a) issuing to Yale an additional 500,000 shares of common stock (post forward stock split); (b) completing sufficient drilling in order to calculate a resource estimate on or before the seventh anniversary of the effective date of the Option Agreement; and (c) paying to Yale $0.75 for every equivalent ounce of silver identified from the resource estimate prepared for the Property.

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

The Company must use the proceeds under the Share Agreement for operating expenses, acquisitions, working capital, and general corporate activities.

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012
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

This transaction has been accounted for using the equity method of accounting as the Company was deemed to have significant influence over the operations of the Joint Venture.  All equity contributions were offset by losses suffered by the Joint Venture.

During the year-ended July 31, 2010, the Company wrote off any costs associated with the property and Joint Venture.

Note 12 – Subsequent Events

On March 13, 2012, Asher Enterprises, Inc. converted $4,000.00 of the balance owing on the convertible note payable which was due on February 23, 2012, into 3,076,923 shares of common stock of the Company.  The balance due on the note is $12,000.00 after that conversion.

Note 13 - Recent Accounting Pronouncements

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

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012
(unaudited)

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

At the beginning of November 2010, we abandoned the Urique Project in Mexico and the Discovery Day Gold Project in California. Subsequent to the fiscal year ended July 31, 2010, we also abandoned our mineral property interests and Joint Venture project with Trinity Alps Resources, Inc. For more information on the Trinity Alps Resources, Inc. transaction, see Note 11 to our Notes to Financial Statements contained in this Report, which disclosure is incorporated herein by reference.

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

To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the Company is not registered in British Columbia, our Adams Ridge Claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust. The mineral title claims have been registered with the Government of British Columbia. A copy of the trust agreement is incorporated by reference herein to this Annual Report as Exhibit 10.5.

     Going Concern Consideration

Concerns have been raised by our accountants about our ability to continue as a going concern. While no formal steps have been taken by the Company, due to the doubt about our ability to continue as a going concern, we may in the future explore new business opportunities that we believe would be beneficial to our stockholders. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.  If we are unable to secure adequate capital to continue our acquisition and exploration activities, our business may fail and our stockholders may lose some or all of their investment.

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

Comparison of Results for the Three and Six Months Ended January 31, 2012 and 2011

     Revenues

We have not generated revenues since our inception on January 30, 2007, and do not anticipate generating any revenues unless we are successful at locating commercial quantities of minerals on one or more of our Adams Ridge Claims sites, and are able to extract and sell such minerals.

     Operating Expenses

As our cash resources decrease, we have had to commensurately decrease our operating expenses.

For the three months ended January 31, 2012 and 2011, we incurred $2,000 and $38,000, respectively, in total operating expenses, a period-to-period decrease of $36,000. For the six months ended January 31, 2012 and 2011, we incurred $17,000 and $120,000, respectively, in total operating expenses, a period-to-period decrease of $103,000.

The only expenses that we incurred in the six months ended January 31, 2012 were investor relations expenses, bank charges, accounting expenses and other office expenses. The only expenses that were higher in the six month period ended January 31, 2012, as compared to the six month period ended January 31, 2011, were accounting expenses, which increased by $4,000, and other office expenses, which increased by $1,000. The most significant decreases in period-to-period expenses were for consulting services, legal services and insurance.

     Interest Expense

We had total interest expense of $1,000 for the three months ended January 31, 2012, compared to $2,000 for the three months ended January 31, 2011. We had total interest expense of $3,000 for each of the six month periods ended January 31, 2012, and January 31, 2011.

     Net Loss

We had a net loss of $3,000 for the three months ended January 31, 2012, compared to a net loss of $40,000 for the three months ended January 31, 2011, a decrease in net loss of $37,000. We had a net loss of $20,000 for the six months ended January 31, 2012, compared to a net loss of $124,000 for the six months ended January 31, 2011, a decrease of $104,000. The period-to-period decrease in net loss was due to a significant decrease in operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2012, we had current assets totaling $16,000 ($2,800 in cash and $2,500 in prepaid expenses) and total liabilities of $36,000, primarily consisting of convertible notes payable in the amount of $25,000 and accounts payable and accrued expenses in the amount of $7,600. We had a working capital deficit of $31,000 and a deficit accumulated during the exploration stage of $5.2 million at January  31, 2012. The following table summarizes our assets, liabilities and working capital at July 31, 2011 and January 31, 2012.

	At July 31, 2011	At January 31, 2012

Current assets	$13,356	$5,261
Current liabilities	7,895	36,112
Working capital	$(5,461)	$(30,851)

     Operating Activities

We had negative cash flow from operating activities of $21,000 during the six months ended January 31, 2012, as compared to negative cash flow from operating activities of $134,000 during the six months ended January 31, 2011.

     Investing Activities

Cash used in investing activities during the six months ended January 31, 2012 and 2011 was $nil, respectively, since we did not acquire any mining rights during those periods. Net cash flows from investing activities from our inception, January 30, 2007, through January 31, 2012, was $1.2 million, substantially all of which was spent on acquiring mineral rights.

     Financing Activities

We had financing activities during the six months ended January 31, 2012, which provided net cash of $13,000 to us, as compared with financing activities during the six months ended January 31, 2011, which provided net cash of $162,000 to us. During the six months ended January 31, 2012, a holder of a convertible note issued by the Company in the principal amount of $45,000 converted $29,000 of the balance owing by the Company into 12,880,843 shares of the common stock of the Company. During that same period, we made payments in the amount of $20,000 to holders of notes. The $29,000 has been used for operating expenses.

     Net Cash Flow

Our cash and cash equivalents decreased by $8,000 during the six month period ended January 31, 2012, as compared to an increase of $44,000 during the six months ended January 31, 2011. The increase in cash flows during the six months ended January 31, 2011, was principally due to securing loan proceeds in the amount of $220,000 upon issuance of convertible notes payable.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 13 to the Notes to the Financial Statements in this Report, which disclosure is incorporated herein by reference.

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

     Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2012, Asher Enterprises, Inc. converted a total of $29,000 of the balance owing by the Company on a convertible note payable into 12,880,843 shares of common stock of the Company.  The current balance of this convertible note payable as of January 31, 2012 was $16,000. The $29,000 in proceeds has been used by the Company pay for operating expenses. The offering and sale of the convertible promissory note and the underlying common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We are not required to provide disclosure under this item because we do not have any mining operations.

ITEM 5.  OTHER INFORMATION

On December 12, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Asher”).  In connection therewith, the Company issued a convertible promissory note to Asher in exchange for principal funds in the amount of $8,750. The convertible note provides for interest at the rate of 8% per annum. If amounts owing are not paid when due, a penalty interest rate of 22% per annum shall apply to the amounts past due. The maturity date of the promissory note is September 14, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into shares of common stock of the Company at a discount of 60% off the Market Price (as defined in the Convertible Promissory Note) of the Company’s common stock. The Company has agreed to use the proceeds for general working capital purposes. This offer and sale of securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Copies of the Securities Purchase Agreement and the Convertible Promissory Note are filed herewith as Exhibits 10.9 and 10.10, respectively, and are incorporated herein by reference.

On March 13, 2012, Asher Enterprises, Inc. converted $4,000 of the balance owing on the convertible note payable, which was due on February 23, 2012, into 3,076,923 shares of common stock of the Company.  The balance due on the note after that conversion is $12,000.00. The $4,000 in proceeds has been used by the Company for operating expenses. The offering and sale of the convertible promissory note and the underlying common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On March 9, 2012, the Company issued a promissory note to MMC Mines, Inc. in exchange for $10,000. The note provides for interest at the rate of 6% per annum and repayment is due on demand. The proceeds will be used to pay operating expenses, including professional fees incurred in connection with the preparation of the Company’s periodic reports filed with the U.S. Securities and Exchange Commission. A copy of the Promissory Note is filed herewith as Exhibit 10.11 and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SIERRA GOLD CORP.

Date: March 16, 2012	By:	/s/ James Vandeberg
James Vandeberg
Principal Executive Officer and Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.2	Bylaws	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.3	Articles of Merger	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 27, 2009.
4.1	Specimen Common Stock Certificate of American Sierra Gold Corp.	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
4.2	Relevant provisions relating to the rights of holders of shares of the Company’s Common Stock contained in the Company’s Articles of Incorporation and Bylaws	Incorporated herein by reference from Exhibits 3.1 and 3.2 herein.
10.1	Property Option Agreement between the Company and Yale Resources Ltd. dated April 20, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 5, 2009.
10.2	Share Issuance Agreement between the Company and Tobermory Holding Ltd. dated October 12, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on October 13, 2009.
10.3	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 19, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on December 18, 2009.
10.4	Amendment No. 1 to Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 23, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 23, 2010.
10.5	Land Trust Agreement between the Company and Carl von Einsiedel, Trustee of BC Land Trust, dated November 4, 2010	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 17, 2011.
10.6	Form of Subscription Agreement with Tobermory Holding Ltd. dated October 12, 2009	Incorporated by reference from the Company’s report on Form 8-K filed with the SEC on September 9, 2009.
10.7	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.8	Convertible Promissory Note issued to Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.9	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated December 12, 2011	Filed herewith.
10.10	Convertible Promissory Note issued to Asher Enterprises, Inc. dated December 12, 2011	Filed herewith.
10.11	Promissory Note issued to MMC Mines, Inc. dated March 9, 2012	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.
32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350
Filed herewith.