Form 10-Q
period 2012-04-30
AMERICAN SIERRA GOLD CORP.
filed 2012-06-14
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2012

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

As of June 4, 2012, the registrant had 91,253,626 shares of its common stock, par value $0.001 per share, issued and outstanding.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

to Quarterly Report on Form 10-Q
for the Period Ended April 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet:
July 31, 2011 and April 30, 2012	5

Statements of Operations:
For the three and nine months ended April 30, 2011 and 2012	6

Statements of Cash Flows:
For the nine months ended April 30, 2011 and 2012	7

Notes to Financial Statements:
April 30, 2012	8

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Enterprise)

BALANCE SHEET

	Audited
	July 31,	April 30,
	2011	2012
ASSETS
Current assets:
Cash	$10,856	$5
Prepaid expenses	2,500	1,250

Total current assets	13,356	1,255

Other Assets
Mining Claims	-	-
Website software	10,573	10,573
Total Other Assets	10,573	10,573
Total assets	$23,929	$11,828

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$7,895	$15,675
Related party loans	-	3,771
Note Payable		10,000
Convertible Notes Payable	-	9,250
Total current liabilities	7,895	38,696

Long-term liabilities:
Convertible Notes Payable	45,000	-

Total long-term liabilities	45,000	-

Total liabilities	52,895	38,696

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 2,000,000,000 authorized, 68,201,843 and 91,253,626 shares issued and outstanding	68,201	91,253
Capital in excess of par value	5,034,241	5,059,689
Stock subscription payable	50,000	50,000
Deficit accumulated during the development stage	(5,181,408)	(5,227,810)
Total stockholders' equity	(28,966)	(26,868)
Total liabilities and stockholders' deficit	$23,929	$11,828

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative,
					Inception,
					January 30,
	Three Months	Three Months	Nine Months	Nine Months	2007 Through
	April 30,	April 30,	April 30	April 30,	April 30,
	2012	2011	2012	2011	2012

Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Cost of Sales	-	-	-	-	-

General and administrative expenses:
Exploration costs					4,880
Consulting	1000	15,000	1,000	62,502	221,327
Insurance		2,152		11,414	29,802
Investor relations	3,750	--	4,526	720	113,535
Legal fees	12,591	14,848	12,591	67,118	286,393
Tax and license		147		1,272	10,015
Bank charges	60	39	166	298	1,999
Accounting	4,817	500	14,067	5,799	83,280
Other office and miscellaneous	1,325	1,649	7,809	6,654	49,976
Total operating expenses	23,543	34,335	40,159	155,777	801,207
(Loss) from operations	(23,543)	(34,335)	(40,159)	(155,777)	(801,207)

Other income (expense):
Interest income					-
Forgiveness of debt					478,300
Loss on write-off of mineral properties					(4,851,271)
Loss on write-off of website software costs					(2,267)
Investment losses					(21,269)
Interest (expense)	(2,547)	(1,135)	(6,243)	(3,403)	(30,096)
(Loss) before taxes	(26,090)	(35,470)	(46,402)	(159,180)	(5,227,810)

Provision (credit) for taxes on income	-		-		-
Net (loss)	$(26,090)	$(35,470)	$(46,402)	$(159,180)	$(5,227,810)

Basic earnings (loss) per common share	$(0.0003)	$(0.0005)	$(0.0006)	$(0.0023)

Weighted average number of shares outstanding	79,727,734	68,201,843	79,727,734	68,201,843

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative,
			Inception,
			January 30,
	Nine Months	Nine Months	2007 Through
	April 30,	April 30,	April 30,
	2012	2011	2012

Cash flows from operating activities:
Net (loss)	$(46,402)	$(159,180)	$(5,227,810)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Amortization
Loss on write off of mineral property			4,851,271
Loss on write off of website			5,100
Loss on joint venture			21,269
Forgiveness of debt
Change in current assets and liabilities:
Prepaids	1,250	29,829	(1,250)
Deposits			-
Accounts payable and accrued expenses	7,780	(39,196)	15,675
Net cash flows from operating activities	(37,372)	(168,547)	(335,745)

Cash flows from investing activities:
Website development		-	(15,673)
Purchase of Mining Rights			(1,058,598)
Net cash flows from investing activities	-	-	(1,074,271)

Cash flows from financing activities:
Proceeds from sale of common stock	12,750		1,337,000
Stock subscription payable			50,000
Payments to related party	3,771	(57,501)	3,771
Proceeds/(Payment) of notes payable	10,000	220,000	10,000
Convertible note debentures			9,250
Forgiveness of debt
Net cash flows from financing activities	26,521	162,499	1,410,021
Net cash flows	(10,851)	(6,048)	5

Cash and equivalents, beginning of period	10,856	15,326	-
Cash and equivalents, end of period	$5	$9,278	$5

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
Shares issued to settle convertible debenture	$35,750		$35,750

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
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
APRIL 30, 2012
 (unaudited)

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
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
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

Note 2 - Uncertainty, going concern:

At April 30, 2012, the Company was engaged in a business and had suffered losses from exploration stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful. Accordingly, the Company must rely on its current officer to perform essential functions without compensation unless and until the business generates revenue.  No amounts have been recorded in the accompanying financial statements for the value of the officer’s services, as it is not considered material.  These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(unaudited)

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

As of April 30, 2012, The Company received a loan from an officer.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of prepayment.

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

On March 12, 2012, the Company received a loan in the amount of $10,000.  The loan is callable at any time and carries an effective rate of 6%.

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
 (unaudited)

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

During the period between November 2011 and April 2012, Asher Enterprises, Inc. converted $35,750 of the convertible note payable into 23,051,783 shares of common stock.  The current balance of this convertible note payable as of April 30, 2012 was $500.

On December 12, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation.  In connection therewith, the Company issued a convertible promissory note to Asher Enterprises, Inc.  in exchange for principal funds in the amount of $8,750. The maturity date of the promissory note is September 14, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into shares of common stock of the Company. The Company has agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  The balance of this convertible note payable as of April 30, 2012 was $8,750.

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

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
 (unaudited)

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

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
 (unaudited)

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
APRIL 30, 2012
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

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
 (unaudited)

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
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
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

Note 12 - Recent Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

AMERICAN SIERRA GOLD CORP.
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
 (unaudited)

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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
(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
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

Comparison of Results for the Six and Nine Months Ended April 30, 2012 and 2011

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

For the three months ended April 30, 2012 and 2011, we incurred $23,543 and $34,335, respectively, in total operating expenses, a period-to-period decrease of $10,792. For the nine months ended April 30, 2012 and 2011, we incurred $40,159 and $155,777, respectively, in total operating expenses, a period-to-period decrease of $115,618.

The only expenses that we incurred in the nine months ended April 30, 2012 were consulting, investor relations, legal fees, bank charges, accounting expenses and other office expenses. The only expenses that were higher in the nine month period ended April 30, 2012, as compared to the nine month period ended April 30, 2011, were investor relations , which increased by $3,806, accounting expenses, which increased by $8,268, and office expenses which increased by $1,155. The most significant decreases in period-to-period expenses were for consulting services, insurance and legal services.

     Interest Expense

We had total interest expense of $2,547 for the three months ended April 30, 2012, compared to $1,135 for the three months ended April 30, 2011. We had total interest expense of $6,243 for the nine month period ended April 30, 2012, and $3,403for the nine month period ended April 30, 2011.

     Net Loss

We had a net loss of $26,090 for the three months ended April 30, 2012, compared to a net loss of $35,470 for the three months ended April 30, 2011, a decrease in net loss of $9,380. We had a net loss of $46,402 for the nine months ended April 30, 2012, compared to a net loss of $159,180 for the nine months ended April 30, 2011, a decrease of $112,778. The period-to-period decrease in net loss was due to a significant decrease in operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2012, we had current assets totaling $1,255 ($5 in cash and $1,250 in prepaid expenses) and total liabilities of $38,696, primarily consisting of a note payable in the amount of $10,000, convertible notes payable in the amount of $9,250 and accounts payable and accrued expenses in the amount of $15,675. We had a working capital deficit of $38,000 and a deficit accumulated during the exploration stage of $5.2 million at April 30, 2012. The following table summarizes our assets, liabilities and working capital at July 31, 2011 and April 30, 2012.

	At July 31, 2011	At April 30, 2012

Current assets	$13,356	$1,255
Current liabilities	7,895	38,696
Working capital	$(5,461)	$(37,441)

     Operating Activities

We had negative cash flow from operating activities of $37,372 during the nine months ended April 30, 2012, as compared to negative cash flow from operating activities of $168,547 during the nine months ended April 30, 2011.

     Investing Activities

Cash used in investing activities during the nine months ended April 30, 2012 and 2011 was $nil, respectively, since we did not acquire any mining rights during those periods. Net cash flows from investing activities from our inception, January 30, 2007, through April 30, 2012, was $1.1 million, substantially all of which was spent on acquiring mineral rights.

     Financing Activities

We had financing activities during the nine months ended April 30, 2012, which provided net cash of $26,521 to us, as compared with financing activities during the nine months ended April 30, 2011, which provided net cash of $162,499 to us. During the nine months ended April 30, 2012, a holder of a convertible note issued by the Company in the principal amount of $45,000 converted $44,500 of the balance owing by the Company into 23,051,783 shares of the common stock of the Company. During that same period, we made payments in the amount of $20,000 to holders of notes. The $44,500 has been used for operating expenses.

     Net Cash Flow

Our cash and cash equivalents decreased by $10,000 during the nine month period ended April 30, 2012, as compared to a decrease of $6,000 during the nine months ended April 30, 2011. The increase in cash flows during the nine months ended April 30, 2011, was principally due to securing loan proceeds in the amount of $220,000 upon issuance of convertible notes payable.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2012, Asher Enterprises, Inc. converted a total of $19,500 of the balance owing by the Company on a convertible note payable into 13,504,273 shares of common stock of the Company.  The current balance of this convertible note payable as of April 30, 2012 was $500. The $19500 in proceeds has been used by the Company pay for operating expenses. The offering and sale of the convertible promissory note and the underlying common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

·	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
·	may apply standards of materiality that differ from those of a reasonable investor; and
·	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

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

AMERICAN SIERRA GOLD CORP.

Date: June 14, 2012	By:	/s/ James Vandeberg
James Vandeberg
Principal Executive Officer and Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.2	Bylaws	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.3	Articles of Merger	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 27, 2009.
4.1	Specimen Common Stock Certificate of American Sierra Gold Corp.	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
4.2	Relevant provisions relating to the rights of holders of shares of the Company’s Common Stock contained in the Company’s Articles of Incorporation and Bylaws	Incorporated herein by reference from Exhibits 3.1 and 3.2 herein.
10.1	Property Option Agreement between the Company and Yale Resources Ltd. dated April 20, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 5, 2009.
10.2	Share Issuance Agreement between the Company and Tobermory Holding Ltd. dated October 12, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on October 13, 2009.
10.3	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 19, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on December 18, 2009.
10.4	Amendment No. 1 to Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 23, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 23, 2010.
10.5	Land Trust Agreement between the Company and Carl von Einsiedel, Trustee of BC Land Trust, dated November 4, 2010	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 17, 2011.
10.6	Form of Subscription Agreement with Tobermory Holding Ltd. dated October 12, 2009	Incorporated by reference from the Company’s report on Form 8-K filed with the SEC on September 9, 2009.
10.7	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.8	Convertible Promissory Note issued to Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.9	Securities Purchase Agreement between the Company and Asher Enterprises Inc. dated December 12, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on March 16, 2012.
10.10	Convertible Promissory Note issued to Asher Enterprises, Inc. dated December 12, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on March 16, 2012.
10.11	Promissory Note issued to MMC Mines, Inc. dated March 9, 2012	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on March 16, 2012.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.
32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350
Filed herewith.