Form 10-Q/A
period 2011-10-31
AMERICAN SIERRA GOLD CORP.
filed 2012-09-04
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-52927

American Sierra Gold Corp.
 (Exact name of registrant as specified in its charter)

Nevada	98-0528416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 5th Avenue, Suite 2200, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

206-274-5165
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

As of December 1, 2011, the registrant had 68,201,843 shares of its common stock, par value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011 of American Sierra Gold Corp. (the “Company”) filed with the Securities and Exchange Commission on December 19, 2011 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011, filed with the Securities and Exchange Commission on December 19, 2011.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Sierra Gold Corp.
(Registrant)

Date: September 4, 2012	By:	/s/ James Vandeberg
James Vandeberg
Principal Executive Officer and Principal Accounting and Financial Officer