Form 10-Q/A
period 2012-01-31
AMERICAN SIERRA GOLD CORP.
filed 2012-09-04
CIK 1415432

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012 of American Sierra Gold, Corp. (the “Company”) filed with the Securities and Exchange Commission on March 16, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012, filed with the Securities and Exchange Commission on March 16, 2012.

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

American Sierra Gold, Corp.
(Registrant)

Date: September 4, 2012	By:	/s/ James Vandeberg
James Vandeberg
Principle Executive Officer and Principle
Accounting and Financial Officer