Form 10-Q/A
period 2012-04-30
AMERICAN SIERRA GOLD CORP.
filed 2012-09-04
CIK 1415432

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

As of June 4, 2012, the registrant had 91,253,626 shares of its common stock, par value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 of American Sierra Gold Corp. (the “Company”) filed with the Securities and Exchange Commission on June 14, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012, filed with the Securities and Exchange Commission on June 14, 2012.

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