Form 10-K
period 2012-07-31
AMERICAN SIERRA GOLD CORP.
filed 2012-10-29
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended  July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52927

AMERICAN SIERRA GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0528416
(State or Other Jurisdiction	(I.R.S. Employer Identification
Of Incorporation or Organization)	Number)

1218 Third Avenue, Suite 505 Seattle, WA	98101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (206) 910-2687

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

The aggregate market value of the voting Common Stock held by non-affiliates of issuer as of October 23, 2012 is $958,761. There are 4,405,073 shares of common voting stock of the Company outstanding not held by affiliates. The aggregate market value is based upon the closing price for the common stock of the Company on the OTC Bulletin Board on October 23, 2012, which was $0.15.

As of October 23, 2012, 6,391,740 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

AMERICAN SIERRA GOLD CORP.

to Annual Report on Form 10-K
for the Fiscal Year Ended July 31, 2012

As used in this annual report on Form 10-K for the year ended July 31, 2012 (“Annual Report”), unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to American Sierra Gold Corp., a Nevada corporation.

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

PART I

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on January 30, 2007.  At the time of our incorporation, we were incorporated under the name “C.E. Entertainment, Inc.,” and our original business plan was to engage in the sales and marketing of Ukrainian classical music.  On May 19, 2009, we changed our name to American Sierra Gold Corp. by way of a merger with our wholly-owned subsidiary, American Sierra Gold Corp., which was formed solely for the purpose of changing our name.  In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Further, effective May 19, 2009, we conducted a 40:1 forward stock split of our issued and outstanding common stock.  As a result, our authorized capital stock increased from 50,000,000 shares of common stock, $0.001 par value per share, to 2,000,000,000 shares of common stock, $0.001 par value per share.   Effective May 30, 2012, we conducted a 1:15 reverse stock split of our issued and outstanding stock.  As a result our authorized capital stock decreased from 2,000,000,000 shares of common stock, $0.001 par value per share, to 133,333,334 shares of common stock, $0.001 par value per share.  Unless specifically stated otherwise, all share amounts referenced herein, refer to post-reverse stock split share amounts.

On August 13, 2012 we entered into an Agreement and Plan of Merger (the “Agreement”) with our wholly-owned, American Sierra Gold Merger Corp., a Nevada corporation (“MergerSub”) and Medinah Gold Inc., a Nevada corporation (“Medinah”). Pursuant to the Agreement, Medinah will merger with and into MergerSub, each outstanding share of common stock of Medinah will be converted in the right to receive one share of our common stock. Upon conversion, each share of Medinah common stock of Medinah shall be cancelled. We plan to issue
64,061,040 of our shares to the Medinah shareholders at the close of the merger.

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

Employees

As of October 23, 2012, we had no employees other than our sole director and executive officer. We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our acquisition and exploration activities. If we locate mineral reserves in connection with our Adams Ridge Claims, we may need to engage additional contractors and consider the possibility of adding permanent employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year ended July 31, 2012.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Over-the-Counter Bulletin Board (“OTCBB”) since October 12, 2009, initially under the symbol “CENI.OB”. Our common stock currently trades under the symbol “AMNP.OB.”  The following table represents the range of the high and the low closing prices, as quoted on the OTC Bulletin Board for each fiscal quarter during the fiscal years ended July 31, 2012 and July 31, 2011, respectively.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal year ended July 31, 2012	High Bid	Low Bid
October 31, 2011	$0.38	$0.23
January 31, 2012	$0.19	$0.04
April 30, 2012	$0.08	$0.03
July 31, 2012*	$0.20	$0.02

*The Company effectuated a 1:15 stock split on June 15, 2012.

Fiscal year ended July 31, 2011	High Bid	Low Bid
October 31, 2010	$0.14	$0.05
January 31, 2011	$0.76	$0.65
April 30, 2011	$0.41	$0.34
July 31, 2011	$0.20	$0.16

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

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2012, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Holders

As of October 23, 2012, we had approximately 10 holders of record of common stock and 6,391,740 shares of our common stock were issued and outstanding, with no additional shares reserved for issuance.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ending July 31, 2012.

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

On May 30, 2012, we conducted a one (1) new for fifteen (15) old reverse stock split of our issued and outstanding shares of common stock on the Over-the-Counter Bulletin Board. As a result, our authorized capital decreased from 2,000,000,000 shares of common stock to 133,333,334 shares of common stock and the issued and outstanding decreased from 91,253,626 shares of common stock to 6,391,730 shares of common stock, all with a par value of $0.001. Unless specifically stated otherwise, all share amounts referenced in this Item 7 will refer to post-forward stock split share amounts.

For additional information on our business, please see Part 1, Item 1 “Business Overview” of this Annual Report.

The following is a discussion and analysis of our plan of operation for the year ended July 31, 2012, and the factors that could affect our future financial condition and plan of operation.

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

RESULTS OF OPERATIONS

For ease of presentation in the following discussions of “Results of Operations” and “Liquidity and Capital Resources,” we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Fiscal Year Ended July 31, 2012 Compared to Fiscal Year Ended July 31, 2011

Revenues

We generated no revenues during the years ended July 31, 2012 and July 31, 2011, respectively, and do not anticipate generating any revenues unless we are successful at locating commercial quantities of minerals on one or more of our Adams Ridge Claims sites, and are able to successfully extract and sell such minerals.

Net Loss

We had a net loss of $78,000 for the fiscal year ended July 31, 2012, as compared to a net gain of $276,000, for the fiscal year ended July 31, 2011. The net loss in the fiscal year ended July 31, 2012, was due to lack of revenue. The gain in 2011 resulted from forgiveness of debt.

Operating Expenses

We continued to experienced an overall decrease in our year-to-year operating expenses, which was attributable to the transactional costs related to the change in our business to a mineral exploration and development company that occurred in the fiscal year ended July 31, 2010, with no such material change to our business operations occurring during the fiscal year ended July 31, 2012.

Our operating expenses totaled $60,000 in the year ended July 31, 2012, as compared to $167,000 in the year ended July 31, 2011. The difference is attributable to reduced activities.

Our rent expenditures for the year ended July 31, 2012, totaled $0, as compared to rent expenditures of $5,500 during the period from September 2010 to July 2011. Mr. Vandeberg is currently donating use of his offices to us due to our limited cash reserves.

Interest Expense

We had total interest expense of $8,000 in the year ended July 31, 2012, compared to $6,000 in the year ended July 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2012, we had current assets totaling $259.00 ($259.00 in cash) and total liabilities of $60,000 (all of current liabilities). Our current liabilities at July 31, 2012, consisted of accounts payable and accrued expenses of $11,000, $4,000 of related party loans $35,000 of a note payable and $9,000 of convertible notes payable. With very low cash reserves, and a working capital deficit of $5.3 million, we do not have sufficient sources of funding to enable us to carry out our stated plan of operations over the next twelve months.

In order to continue operating, we are taking steps to raise additional financing through the issuance of debt and/or equity securities, as well as exploring other options, including the possibility of entering into a strategic arrangement with a third party.

The following table shows our cash flow for the fiscal years ended July 31, 2012 and 2011, respectively.

	Year Ended
	July 31,
	2012	2011

Net Cash Provided by (Used in) Operating Activities	$(62,118)	(49,470)
Net Cash Provided by (Used in) Investing Activities
Net Cash Provided by Financing Activities	51,521	45,000
Net Increase (Decrease) in Cash	$(10,597)	(4,470)

Cash from Operating Activities

The increase in negative net cash flows of $12,648 was primarily due to a net loss in 2012. The net gain of $276,000 in the fiscal year ended July 31, 2011 was attributed to the forgiveness of $478,000 in indebtedness owed to a former officer of the Company.

Investing Activities

We did not make any investments in mineral properties in the fiscal year ended July 31, 2012.

Cash from Financing Activities

Our net cash flow from financing activities during the fiscal year ended July 31, 2012 was $51,521, as compared to $45,000 in the fiscal year ended July 31, 2011. We need to source additional funding from outside of the Company in order to continue operating. If equity financing is used, our stockholders will experience dilution of their ownership interests in the Company.

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

ITEM 8.  FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended July 31, 2012 and July 31, 2011 appear beginning at page F-1 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE

None.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended July 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

James Vandeberg	68	Sole Executive Officer and Director

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

To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended July 31, 2012, one (1) Form 4 report required to be filed by Mr. Wayne Gruden was not filed.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended July 31, 2012, and July 31, 2011, respectively:

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Vandeberg Sole Officer (1)	2012	$0	$0	0	$0	$0	$0	$0	$0
	2011	$55,000	$0	0	$0	$0	$0	$0	$0

Compensation of Directors

Our Director receives reimbursement for reasonable out-of-pocket expenses for his activities as the Director of the Company and for promoting our business. From time to time we may engage him to perform services on our behalf.  In such cases, we will compensate him for his services at rates no more favorable than could be obtained from unaffiliated parties. Our Director has not received any compensation from the Company for the fiscal years ended July 31, 2012 and 2011, respectively.

Option Grants and Exercises

We have no equity incentive plan and have not granted stock options or stock awards to any person.

Employment Agreements

We do not have any employment, consulting, change-of-control or severance agreements with our executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 23, 2012, by our director and executive officer, as well as each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock. On October 23, 2012, we had 6,391,740 issued and outstanding shares of common stock.

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

Person or Group	Number of Shares of Common Stock	Percent
James Vandeberg, sole executive officer and director c/o American Sierra Gold Corp. 1218 Third Avenue, Suite 505 Seattle, WA 98101	1,986,667	31%

All Directors and Executive Officers as a Group (1 person)	1,986,667	31%

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

Our financial statements for the fiscal years ended July 31, 2012 and July 31, 2011, respectively, were audited by Thomas J. Harris, CPA.

Audit Fees

The aggregate fees paid to Thomas J. Harris, CPA for the audit of our annual financial statements included in our annual reports for the years ended July 31, 2012 and July 31, 2011 and the review of our quarterly reports for such years amounted to $15,000 for fiscal 2012 and $5,250 for fiscal 2011.

Audit Related Fees

For the fiscal year ended July 31, 2012, we paid no audit related fees to either Thomas J. Harris, CPA.

Tax Fees

For the fiscal years ended July 31, 2012, and July 31, 2011, there were no fees billed to us for tax services by Thomas J. Harris, CPA.

All Other Fees

For the fiscal years ended July 31, 2012, and July 31, 2011, there were no fees billed to us by Thomas J. Harris, CPA  for accounting services other those described above. There have been no non-audit services provided by our independent registered accountants for the fiscal year ended July 31, 2012.

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

AMERICAN SIERRA GOLD CORP.

Date: October 29, 2012	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Principal Executive Officer

Date: October 29, 2012	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Vandeberg		October 29, 2012
James Vandeberg	Principal Executive Officer, Principal Accounting and Financial Officer and sole Director

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Index to Financial Statements
JULY 31, 2012, AND 2011

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets:
As of July 31, 2011, and 2012	F-3

Statements of Operations:
For the fiscal years ended July 31, 2011 and 2012	F-4

Statement of Retained Earnings (Deficit):
As of July 31, 2011 and 2012	F-5

Statements of Cash Flows:
For the fiscal years ended July 31, 2011 and 2012	F-6

Notes to Financial Statements
July 31, 2012	F-7

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA 98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
Seattle, WA

We have audited the balance sheets of AMERICAN SIERRA GOLD CORP. (FORMERLY C.E. ENTERTAINMENT, INC.) an exploration stage company, as at JULY 31, 2012 and 2011, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the years then ended and the period from inception January 30, 2007 to JULY 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICAN SIERRA GOLD CORP. (FORMERLY C.E. ENTERTAINMENT, INC.) an exploration stage company, as of JULY 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, including the period from inception January 30, 2007 to July 31, 2012, in conformity with generally accepted accounting principles accepted in the United States of America.

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

/s/ Thomas J. Harris

Thomas J Harris, CPA
Seattle, WA
October 24, 2012

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Balance Sheet

	July 31, 2011	Audited July 31, 2012
ASSETS
Current assets:
Cash	$10,856	$259
Prepaid expenses	2,500	-
Total current assets	13,356	259

Other Assets
Mining Claims	-	-
Website software	10,573	-
Total Other Assets	10,573	-
Total assets	$23,929	$259

LIABILITIES
Current liabilities:
Accounts payable and accrued expense	$7,895	$11,484
Related party loans	-	3,771
Note payable	-	35,000
Convertible Notes Payable	-	9,250
Total current liabilities	7,895	59,505

Long-term liabilities:
Convertible Notes Payable	45,000	-

Total long-term liabilities	45,000	-

Total liabilities	52,895	59,505

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 133,333,334 authorized, 68,201,843 and 6,391,730 shares issued and outstanding	68,201	6,392
Capital in excess of par value	5,034,241	5,194,550
Stock subscription payable	50,000	-
Deficit accumulated during the development stage	(5,181,408)	(5,260,188)
Total stockholders' equity	(28,966)	(59,246)
Total liabilities and stockholders' deficit	$23,929	$259

The accompanying notes are an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Statements of Operations
Audited

	Year Ended July 31, 2011	Year Ended July 31, 2012	Cumulative, Inception, January 30, 2007 Through July 31, 2012
Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and administrative expenses:
Exploration costs	-	-	4,880
Consulting	82,827	3,344	223,671
Insurance	11,414	-	29,802
Investor relations	3,103	5,640	114,649
Legal fees	67,118	16,866	290,668
Tax and license	1,272	1,923	11,938
Bank charges	357	272	2,106
Accounting	18,949	22,904	92,117
Other office and miscellaneous	11,660	9,256	51,423
Total operating expenses	196,700	60,205	821,254
(Loss) from operations	(196,700)	(60,205)	(821,254)

Other income (expense):
Interest income		-
Forgiveness of debt	478,300	-	478,300
Loss on write-off of mineral properties	-	-	(4,851,271)
Loss on write-off of website softwarecosts	-	(10,573)	(12,840)
Investment losses	-	-	(21,269)
Interest (expense)	(6,028)	(8,002)	(31,854)
Income/(Loss) before taxes	275,572	(78,780)	(5,260,188)

Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$275,572	$(78,780)	$(5,260,188)

Basic earnings/(loss) per common share	$0.00	$(0.01)
Weighted average number of shares outstanding	68,201,843	6,391,730

The accompanying notes are an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Statement of Retained Earnings/(Deficit)
Audited

	Common Stock		Additional Paid	Additional Paid in Capital -	Subscriptions	(Deficit) Accumulated During the
	Shares	Amount	in Capital	Warrants	Received	Development Stage	Totals
Balance, January 30, 2007	-	-	-	-	-	-	-
Common stock issued	52,000,000	52,000	(39,000)	-	-	-	13,000
Common stock issued	30,400,000	30,400	7,600	-	-	-	38,000
Net (loss) for the period	-	-	-	-	-	(16,176)	(16,176)
Balance, July 31, 2007	82,400,000	82,400	(31,400)	-	-	(16,176)	34,824
Net (loss) for the period	-	-	-	-	-	(51,974)	(51,974)
Balance, July 31, 2008	82,400,000	82,400	(31,400)	-	-	(68,150)	(17,150)
Common stock subscribed	-	-	-	-	137,469	-	137,469
Net (loss) for the period	-	-	-	-	-	(42,980)	(42,980)
Balance, July 31, 2009	82,400,000	82,400	(31,400)	-	137,469	(111,130)	77,339
Common stock cancelled	(19,000,000)	(19,000)	19,000	-	-	-	-
Adjustment for common stock subscribed	-	-	-	-	31	-	31
Common stock issued for subscribed shares	100,000	100	74,900	-	(75,000)	-	-
Common stock issued for subscribed shares	83,334	83	6,266	56,151	(62,500)	-	-
Adjustment for common stock subscribed	-	-	-	-	50,000	-	50,000
Common stock issued	250,000	250	99,750	-	-	-	100,000
Common stock issued	348,837	348	32,358	267,294	-	-	300,000
Common stock issued for mineral property	2,000,000	2,000	1,658,000	1,854,942	-	-	3,514,942
Common stock issued for finder services	300,000	300	248,700	-	-	-	249,000
Common stock issued	819,672	820	51,891	447,289	-	-	500,000
Common stock issued for mineral property	100,000	100	49,900	-	-	-	50,000
Common stock issued	800,000	800	92,704	106,496	-	-	200,000
Net (loss) for the period	-	-	-	-	-	(5,345,850)	(5,345,850)
Balance, July 31, 2010	68,201,843	68,201	2,302,069	2,732,172	50,000	(5,456,980)	(304,538)
Net (loss) for the period	-	-	-	-	-	275,572	275,572
Balance, July 31, 2011	68,201,843	68,201	2,302,069	2,732,172	50,000	(5,181,408)	(28,966)
Common stock issued	23,051,783	23,052	25,448	-	-	-	48,500
Reverse stock split of 1:15	(84,861,896)	(84,861)	2,867,033	(2,732,172)	(50,000)	-	-
net (loss) for the period	-	-	-	-	-	(78,780)	(78,780)
Balance, July 31, 2012	6,391,730	$6,392	$5,194,550	$-	$-	$(5,260,188)	$(59,246)

The accompanying notes are an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Statements of Cash Flows
Audited

	Year Ended July 31, 2011	Year Ended July 31, 2012	Cumulative, Inception, January 30, 2007 Through July 31, 2012
Cash flows from operating activities:
Net income (loss)	$275,572	$(78,780)	$(5,260,188)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Amortization	-	-	-
Loss on write off of mineral property	-	-	4,851,271
Loss on write off of website	-	10,573	15,673
Loss on joint venture	-	-	21,269
Forgiveness of debt	(315,801)	-	-
Change in current assets and liabilities:
Prepaids	27,329	2,500	-
Deposits	-	-	-
Accounts payable and accrued expenses	(36,570)	3,589	11,484
Net cash flows from operating activities	(49,470)	(62,118)	(360,491)

Cash flows from investing activities:
Website development	-	-	(15,673)
Purchase of Mining Rights	-	-	(1,058,598)
Net cash flows from investing activities	-	-	(1,074,271)

Cash flows from financing activities:
Proceeds from sale of common stock	-	48,500	1,337,000
Stock subscription payable	-	-	50,000
Payments to related party	-	3,771	3,771
Proceeds/(Payment) of notes payable	45,000	35,000	80,000
Convertible note debentures	-	(35,750)	(35,750)
Net cash flows from financing activities	45,000	51,521	1,435,021
Net cash flows	(4,470)	(10,597)	259

Cash and equivalents, beginning of period	15,326	10,856	-
Cash and equivalents, end of period	$10,856	$259	$259

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(4,538)	$-	$31,854
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Shares issued to settle convertible debenture	$-	$48,500	$48,500

The accompanying notes are an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

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

Basis of presentation

Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises. Changes in classification of 2011 amounts have been made to conform to current presentations.

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
July 31, 2012

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
July 31, 2012

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

Note 2 - Uncertainty, going concern:

At July 31, 2012, the Company was engaged in a business and had suffered losses from exploration stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful. Accordingly, the Company must rely on its current officer to perform essential functions without compensation unless and until the business generates revenue. No amounts have been recorded in the accompanying financial statements for the value of the officer’s services, as it is not considered material. These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

Note 3 - Related Party Loans

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

As of July 31, 2012, The Company received a loan from an officer in the amount of $3,771. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of prepayment.

Note 4 - Loans Payable

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

During May and June of 2012, the Company received a loan in the amount of $25,000. The loan is callable at any time and is unsecured, non-interest bearing, and has no specific terms of prepayment. The balance of these notes payable at July 31, 2012 was $35,000.

Note 5 - Convertible Debenture

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
July 31, 2012

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

During the period between November 2011 and April 2012, Asher Enterprises, Inc. converted $35,750 of the convertible note payable into 23,051,783 shares of common stock. The current balance of this convertible note payable as of July 31, 2012 was $500. This note was fully paid off in September 2012.

On December 12, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation. In connection therewith, the Company issued a convertible promissory note to Asher Enterprises, Inc. in exchange for principal funds in the amount of $8,750. The maturity date of the promissory note is September 14, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into shares of common stock of the Company. The Company has agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The balance of this convertible note payable as of July 31, 2012 was $8,750. This note was fully paid off in September 2012.

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
July 31, 2012

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
During the period ending July 31, 2012, the Company issued 23,051,783 for cash for $48,500.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

On May 30, 2012, the Company affected a one (1) new for fifteen (15) old reverse stock split for the Company’s issued and outstanding shares of common stock. This resulted in the authorized shares to decrease from 2,000,000,000 to 133,333,334 common stock and the outstanding balance of shares decreased from 91,253,626 to 6,083,576, all with a par value of $0.001. The record date of the reverse split was May 22, 2012.

Warrants

As of July 31, 2012, the Company had warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiration Date
January 15, 2010	500,000	$1.25	January 15, 2015
May 25, 2010	800,000	$0.44	May 26, 2015
Total	1,300,000

Note 7 - Income Taxes

 The provision (benefit) for income taxes for the years ended July 31, 2012, and 2011, were as follows:

	Year Ended July 31,
	2012	2011
Current Tax Provision:
Federal -
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal -
Loss carryforwards	$26,785	$68,928
Change in valuation allowance	(26,785)	(68,928)
Total deferred tax provision	$-	$-

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

The Company had deferred income tax assets as of July 31, 2012, and 2011, as follows:

	July 31,
	2012	2011
Loss carryforwards	$914,260	887,475
Less Valuation allowance	(914,260)	(887,475)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended July 31, 2012, and 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of July 31, 2012, and 2011, the Company had approximately $5,260,188, and $5,181,408, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

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
July 31, 2012

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
July 31, 2012

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
July 31, 2012

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

Note 11 – Business Combination

Effective September 30, 2012, the Company issued 64,061,040 shares of common stock at $0.111 per share to acquire all of the outstanding stock of Medinah Gold, Inc. The purchase is being accounted for as an acquisition as required by SFAS No. 141. Due to ASC No. 805. Medinah Gold, Inc. is considered the predecessor company. Goodwill has been recorded and listed as another asset.

Following is the calculation of net asset value at September 30, 2012:

Calculation of Net Asset Value
Value of shares issued for purchase	$7,110,775
Plus:
Accounts payable and accrued expenses	9,000
Related party loans	19,985

Less:
Cash	66,641
Prepaid expenses	4,500
Investments	80,000
Mining claims	2,388,565

Net Asset Value	$4,600,054

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

Following is the proforma balance sheet and income statement as of the acquisition date, September 30, 2012:

	ASGC	MGI	Merged
ASSETS
Current Assets
Cash	$6,723	$59,918	$66,641
Prepaid Expenses		4,500	4,500
Investments		80,000	80,000
Total Current Assets	6,723	144,418	151,141

Other Assets
Mining claims	$-	2,388,565	2,388,565
Goodwill	$-	-	4,600,054
Total Other Assets	-	2,388,565	6,988,619
Total Assets	6,723	2,532,983	7,139,760

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$9,000		$9,000
Related party loans	$3,771	16,214	19,985
Note payable	70,000
Total current liabilities	82,771	16,214	28,985
Total Liabilities	82,771	16,214	28,985

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value 133,333,334 authorized, 70,452,770 shares issued and outstanding	6,084	64,061	70,453
Capital in excess of par value	5,194,858	4,262,480	8,866,846
Subscription receivable		(370,000)	(370,000)
Accumulated during the development stage	(5,276,990)	(1,439,772)	(1,456,524)
Total stockholders' equity	(76,048)	2,516,769	7,110,775
Total liabilities and stockholders' deficit	$6,723	$2,532,983	$7,139,760

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

	ASGC*	MGI	Merged
Statement of Income/(Loss)
Revenue	$-	19,983	19,983

Exploration and Development		14,492	14,492

Net Revenue		5,491	5,491

General and administrative expenses:
Legal and professional	11,286	14,300	25,586
Shareholder relations	4,387	15,825	20,212
Wages		12,937	12,937
Office supplies		2,232	2,232
Travel		15,112	15,112
Other	1,129	1,800	2,929

Total General and Administrative Expenses	16,802	62,206	79,008
Net profit/(loss)	$(16,802)	(56,715)	(73,517)

* ASGC includes 2 months ended September 30, 2012.

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

Exhibit Index

Exhibit No.	Description of Exhibit	Location
2.1	Agreement and Plan of Merger by and among American Sierra Gold Corp., American Sierra Gold Merger Corp., and Medinah Gold, Inc., dated August 13, 2012.	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on August 14, 2012.
3.1	Articles of Incorporation	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.2	Bylaws	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.3	Articles of Merger	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 27, 2009.
3.5	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on June 4, 2012.
4.1	Specimen Common Stock Certificate of American Sierra Gold Corp.	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
4.2	Relevant provisions relating to the rights of holders of shares of the Company’s Common Stock contained in the Company’s Articles of Incorporation and Bylaws	Incorporated herein by reference from Exhibits 3.1 and 3.2 herein.
10.1	Property Option Agreement between the Company and Yale Resources Ltd. dated April 20, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 5, 2009.
10.2	Share Issuance Agreement between the Company and Tobermory Holding Ltd. dated October 12, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on October 13, 2009.
10.3	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 19, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on December 18, 2009.
10.4	Amendment No. 1 to Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 23, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 23, 2010.
10.5	Land Trust Agreement between the Company and Carl von Einsiedel, Trustee of BC Land Trust, dated November 4, 2010	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 17, 2011.
10.6	Form of Subscription Agreement with Tobermory Holding Ltd. dated October 12, 2009	Incorporated by reference from the Company’s report on Form 8-K filed with the SEC on September 9, 2009.
10.7	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.8	Convertible Promissory Note issued to Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.9	Securities Purchase Agreement between the Company and Asher Enterprises Inc. dated December 12, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on March 16, 2012.
10.10	Convertible Promissory Note issued to Asher Enterprises, Inc. dated December 12, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on March 16, 2012.
10.11	Promissory Note issued to MMC Mines, Inc. dated March 9, 2012	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on March 16, 2012.
23.1	Consent of Independent Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith.
32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350.

Filed herewith.