Form 10-K/A
period 2012-07-31
AMERICAN SIERRA GOLD CORP.
filed 2012-12-21
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized.

AMERICAN SIERRA GOLD CORP.

Date: December 20, 2012	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Principal Executive Officer

Date: December 20, 2012	By:	/s/ James Vandeberg
Name: James Vandeberg
Title: Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Vandeberg		December 20, 2012
James Vandeberg	Principal Executive Officer, Principal Accounting and Financial Officer and sole Director

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
206.547.6050

REGISTERED AUDITOR'S CONSENT

I, Thomas J. Harris, CPA, of 3901 Stone Way North, Suite # 202, Seattle, WA. 98103, do hereby consent to the use of my report dated October 24, 2012 on the financial statements of American Sierra Gold Corp. as of July 31, 2012 be included in and made part of any filing to be filed with the U. S. Securities and Exchange Commission.  I also consent to your use of my name as in the Experts Section of those forms.
Dated this 19th day of December, 2012.

/s/ Thomas J. Harris
Thomas J. Harris
Certified Public Accountant

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

Note 11 - Recent Accounting Pronouncements

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