Form 10-Q
period 2012-10-31
AMERICAN SIERRA GOLD CORP.
filed 2012-12-21
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2012

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

1218 Third Avenue, Ste. 505, Seattle, Washington 98101
(Address of principal executive offices)

206-910-2687
(Registrant’s telephone number)

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

As of December 12, 2012, the registrant had 8,591,740 shares of its common stock, par value $0.001 per share, issued and outstanding.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

to Quarterly Report on Form 10-Q
for the Period Ended October 31, 2012

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the period ended October 31, 2012 (“Report”) to “we,” “us,” “our,” and the “Company” are to American Sierra Gold Corp., a Nevada corporation.

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

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended July 31, 2012 filed with the Securities and Exchange Commission on November 21, 2012, as well as various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 AMERICAN SIERRA GOLD CORP.
 (FORMERLY C.E. ENTERTAINMENT, INC.)
 (An Exploration Stage Enterprise)
 Balance Sheet

	July 31,	October 31,
	2012	2012
	audited	unaudited
ASSETS
Current assets:
Cash	$259	$3,235
Total current assets	259	3,235

Other Assets	-	-
Total Other Assets	-	-
Total assets	$259	$3,235

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$11,484	$12,375
Related party loans	3,771	3,771
Note payable	35,000	85,000
Convertible Notes Payable	9,250	-
Total current liabilities	59,505	101,146

Total liabilities	59,505	101,146

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 133,333,334 authorized, 6,391,730 and 6,391,730 shares issued and outstanding	6,392	6,392
Capital in excess of par value	5,194,550	5,194,550
Deficit accumulated during the development stage	(5,260,188)	(5,298,853)
Total stockholders' equity	(59,246)	(97,911)
Total liabilities and stockholders' deficit	$259	$3,235

The accompanying notes are an integral part of these financial statements.

 AMERICAN SIERRA GOLD CORP.
 (FORMERLY C.E. ENTERTAINMENT, INC.)
 (An Exploration Stage Enterprise)
 Statements of Operations
 Unaudited

			Cumulative,
			Inception,
	Three months	Three months	January 30,
	ended	ended	2007 Through
	October 31,	October 31,	October 31,
	2011	2012	2012

Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and administrative expenses:
Exploration costs	-	-	4,880
Consulting	-	5,245	228,916
Insurance	-	-	29,802
Investor relations	-	7,626	122,275
Legal fees	-	20,941	311,609
Tax and license	-	-	11,938
Bank charges	55	182	2,288
Accounting	9,250	3,375	95,492
Other office and miscellaneous	5,622	1,296	52,719
Total operating expenses	14,927	38,665	859,919
(Loss) from operations	(14,927)	(38,665)	(859,919)

Other income (expense):
Interest income			-
Forgiveness of debt	-	-	478,300
Loss on write-off of mineral properties	-	-	(4,851,271)
Loss on write-off of website software costs	-	-	(12,840)
Investment losses	-	-	(21,269)
Interest (expense)	(2,625)	-	(31,854)
Income/(Loss) before taxes	(17,552)	(38,665)	(5,298,853)

Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(17,552)	$(38,665)	$(5,298,853)

Basic earnings/(loss) per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	68,201,843	6,391,730

The accompanying notes are an integral part of these financial statements.

 AMERICAN SIERRA GOLD CORP.
 (FORMERLY C.E. ENTERTAINMENT, INC.)
 (An Exploration Stage Enterprise)
 Statements of Cash Flows
 Unaudited

			Cumulative,
			Inception,
	Three months	Three months	January 30,
	ended	ended	2007 Through
	October 31,	October 31,	October 31,
	2011	2012	2012

Cash flows from operating activities:
Net income (loss)	$(17,552)	$(38,665)	$(5,298,853)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Amortization	-	-	-
Loss on write off of mineral property	-	-	4,851,271
Loss on write off of website	-	-	15,673
Loss on joint venture	-	-	21,269
Forgiveness of debt	-	-	-
Change in current assets and liabilities:
Prepaids	-	-	-
Deposits	-	-	-
Accounts payable and accrued expenses	7,375	891	12,375
Net cash flows from operating activities	(10,177)	(37,774)	(398,265)

Cash flows from investing activities:
Website development	-	-	(15,673)
Purchase of Mining Rights	-	-	(1,058,598)
Net cash flows from investing activities	-	-	(1,074,271)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	1,337,000
Stock subscription payable	-	-	50,000
Payments to related party	3,250	-	3,771
Proceeds/(Payment) of notes payable	-	50,000	85,000
Convertible note debentures	-	(9,250)	-
Forgiveness of debt	-	-	-
Net cash flows from financing activities	3,250	40,750	1,475,771
Net cash flows	(6,927)	2,976	3,235

Cash and equivalents, beginning of period	10,856	259	-
Cash and equivalents, end of period	$3,929	$3,235	$3,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(4,538)	$-	$31,854
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Shares issued to settle convertible debenture	$-	$-	$48,500

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2012

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

Note 2 - Uncertainty, going concern:

At October 31, 2012, the Company was engaged in a business and had suffered losses from exploration stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful. Accordingly, the Company must rely on its current officer to perform essential functions without compensation unless and until the business generates revenue.  No amounts have been recorded in the accompanying financial statements for the value of the officer’s services, as it is not considered material.  These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of October 31, 2012, The Company received a loan from an officer in the amount of $3,771.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of prepayment.

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

On March 12, 2012, the Company received a loan in the amount of $10,000. During May through October of 2012, the Company received a loan in the amount of $75,000.

The balance of these notes payable at October 31, 2012 was $85,000. The balance of these notes has been converted into common stock of the Company at a conversion rate of $0.05 per share in December 2012.

Note 5 – Convertible Debenture

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

In December 2012, the Company issued total of 2,200,000 shares of common stock in payment of outstanding loans of $110,000.

Warrants

As of October 31, 2012, the Company had warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiration Date

January 15, 2010	500,000	$1.25	January 15, 2015
May 25, 2010	800,000	$0.44	May 26, 2015
Total	1,300,000

Note 7 - Income Taxes

The provision (benefit) for income taxes for the years ended July 31, 2012, and 2011, were as follows:

	Year Ended July 31,
	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$26,785	$68,928
Change in valuation allowance	(26,785)	(68,928)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2012, and 2011, as follows:

	July 31,
	2012	2011

Loss carryforwards	$914,260	$887,475
Less - Valuation allowance	(914,260)	(887,475)

Total net deferred tax assets	$-	$-

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

As of April 30, 2011, the Company made arrangements to use space currently occupied by Mr. Vandeberg. The Company does not pay anything for use of this space as its corporate offices.  The Company plans to remain in this space until it is no longer suitable for its operations or circumstances demand otherwise.

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

Note 11 – Business Combination

On November 29, 2012, the Company terminated the agreement and plan of merger entered into with Medinah Gold, Inc.  As a result of the termination, the Company withdrew the registration statement on Form S-4.  The Company and Medinah Gold, Inc. mutually agreed to the termination agreement.

The Company now plans to offer an exchange of securities directly with Medinah shareholders on terms and conditions similar to the original merger agreement.  The Company is proposing for Medinah to become a majority owned subsidiary pursuant to an exchange offer.  Upon the exchange, Medinah shareholders can elect to have their shares converted into common shares of American Sierra Gold Corp on a one-for-one basis, which is expected to approximately 64,061,040 shares of common stock.

Following the exchange of a majority of the Medinah shares, the exchange will be accounted for as a majority owned subsidiary, whereby ASGC will be the continuing entity for financial reporting purposes and will be deemed, for accounting purposes, to be the acquirer of Medinah.

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

On May 30, 2012, we conducted a one (1) new for fifteen (15) old reverse stock split of our issued and outstanding shares of common stock on the Over-the-Counter Bulletin Board. As a result, our authorized capital decreased from 2,000,000,000 shares of common stock to 133,333,334 shares of common stock and the issued and outstanding decreased from 91,253,626 shares of common stock to 6,391,730 shares of common stock, all with a par value of $0.001. Unless specifically stated otherwise, all share amounts referenced in this Item 2 will refer to post-forward stock split share amounts.

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

Comparison of Results for the Three Months Ended October 31, 2012 and 2011

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

For the three months ended October 31, 2012 and 2011, we incurred $38,665 and $14,927, respectively, in total operating expenses, a period-to-period increase of $23,738.

The only expenses that we incurred in the three months ended October 31, 2012 were consulting, investor relations, legal fees, bank charges, accounting expenses and other office expenses. The most significant increases in period-to-period expenses were for consulting services, investor relations, accounting and legal services.

Interest Expense

We had total interest expense of $2,625 for the three months ended October, 2011, compared to $0 for the three months ended October 31, 2012.

Net Loss

We had a net loss of $17,552 for the three months ended October 31, 2011, compared to a net loss of $38,665 for the three months ended October 31, 2012, an increase in net loss of $21,113. The period-to-period decrease in net loss was due to a significant decrease in operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2012, we had current assets totaling $3,235 ($3,235 in cash and $0 in prepaid expenses) and total liabilities of $101,146, primarily consisting of a note payable in the amount of $85,000 and accounts payable and accrued expenses in the amount of $12,375. We had a working capital deficit of $97,911 and a deficit accumulated during the exploration stage of $5,298,853 at October 31, 2012. The following table summarizes our assets, liabilities and working capital at July 31, 2012 and October 31, 2012.

	At July 31, 2012	At October 31, 2012

Current assets	$259	$3,235
Current liabilities	59,505	101,146

Operating Activities

We had negative cash flow from operating activities of $38,665 during the three months ended October 31, 2012, as compared to negative cash flow from operating activities of $17,552 during the three months ended October 31, 2011.

Investing Activities

Cash used in investing activities during the nine months ended October 31, 2012 and 2011 was $nil, respectively, since we did not acquire any mining rights during those periods. Net cash flows from investing activities from our inception, January 30, 2007, through October 31, 2012, was $1,074,271, substantially all of which was spent on acquiring mineral rights.

Financing Activities

We had financing activities during the three months ended October 31, 2012, which provided net cash of $40,750 to us, as compared with financing activities during the three months ended October 31, 2011, which provided net cash of $3,250 to us.
Net Cash Flow

Our cash and cash equivalents increased by $2,976 during the three month period ended October 31, 2012, as compared to a decrease of $6,927 during the three months ended October 31, 2011.

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

AMERICAN SIERRA GOLD CORP.

Date: December 17, 2012	By:	/s/ James Vandeberg
James Vandeberg
Principal Executive Officer and Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.2	Bylaws	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.3	Articles of Merger	Incorporated herein by reference from the Company’s registration statement on Form SB-2 filed with the SEC on November 7, 2007.
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 27, 2009.
4.1	Specimen Common Stock Certificate of American Sierra Gold Corp.	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
4.2	Relevant provisions relating to the rights of holders of shares of the Company’s Common Stock contained in the Company’s Articles of Incorporation and Bylaws	Incorporated herein by reference from Exhibits 3.1 and 3.2 herein.
10.1	Property Option Agreement between the Company and Yale Resources Ltd. dated April 20, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 5, 2009.
10.2	Share Issuance Agreement between the Company and Tobermory Holding Ltd. dated October 12, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on October 13, 2009.
10.3	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 19, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on December 18, 2009.
10.4	Amendment No. 1 to Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 23, 2009	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 23, 2010.
10.5	Land Trust Agreement between the Company and Carl von Einsiedel, Trustee of BC Land Trust, dated November 4, 2010	Incorporated herein by reference from the Company’s report on Form 10-Q filed with the SEC on March 17, 2011.
10.6	Form of Subscription Agreement with Tobermory Holding Ltd. dated October 12, 2009	Incorporated by reference from the Company’s report on Form 8-K filed with the SEC on September 9, 2009.
10.7	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.8	Convertible Promissory Note issued to Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.9	Securities Purchase Agreement between the Company and Asher Enterprises Inc. dated December 12, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on March 16, 2012.
10.10	Convertible Promissory Note issued to Asher Enterprises, Inc. dated December 12, 2011	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on March 16, 2012.
10.11	Promissory Note issued to MMC Mines, Inc. dated March 9, 2012	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on March 16, 2012.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.
32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350
Filed herewith.