Form 10-Q
period 2013-01-31
AMERICAN SIERRA GOLD CORP.
filed 2013-03-18
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2013

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

As of March 12, 2013, the registrant had 9,291,740 shares of its common stock, par value $0.001 per share, issued and outstanding.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of January 31, 2013 and the results of its operations for the six month periods ended January 31, 2013 and 2012 and its cash flows for the six month periods ended January 31, 2013 and 2012.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended July 31, 2012.  The results of operations for the six month periods ended January 31, 2013 and 2012 are not necessarily indicative of operating results for the full year.

AMERICAN SIERRA GOLD CORP.
 (an Exploration Stage Company)

to Quarterly Report on Form 10-Q
for the Period Ended January 31, 2013

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the period ended January 31, 2013 (“Report”) to “we,” “us,” “our,” and the “Company” are to American Sierra Gold Corp., a Nevada corporation.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 AMERICAN SIERRA GOLD CORP.
 (FORMERLY C.E. ENTERTAINMENT, INC.)
 (An Exploration Stage Enterprise)
 Balance Sheet

	July 31,	January 31,
	2012	2013
	audited	unaudited
ASSETS
Current assets:
Cash	$259	$36

Total current assets	259	36

Other Assets

Total Other Assets	-	-
Total assets	$259	$36

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$11,484	$4,850
Related party loans	3,771	3,771
Note payable	35,000	145,000
Convertible Notes Payable	9,250	-
Total current liabilities	59,505	153,621

Total liabilities	59,505	153,621

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 133,333,334 authorized, 6,391,730 and 6,391,730 shares issued and outstanding	6,392	6,392
Capital in excess of par value	5,194,550	5,194,550
Deficit accumulated during the development stage	(5,260,188)	(5,354,527)
Total stockholders' equity	(59,246)	(153,585)
Total liabilities and stockholders' deficit	$259	$36

The accompanying notes are an integral part of these financial statements.

 AMERICAN SIERRA GOLD CORP.
 (FORMERLY C.E. ENTERTAINMENT, INC.)
 (An Exploration Stage Enterprise)
 Statements of Operations
 Unaudited

					Cumulative,
					Inception,
	Three months	Three months	Six months	Six months	January 30,
	ended	ended	ended	ended	2007 Through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2012	2013	2012	2013	2013

Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and administrative expenses:
Exploration costs	-			-	4,880
Consulting	-	665		1,210	229,581
Insurance	-			-	29,802
Investor relations	776	5,981	776	13,804	128,256
Legal fees	-	39,145		64,406	350,754
Tax and license	-			-	11,938
Bank charges	50		106	310	2,288
Accounting		8,500	9,250	11,875	103,992
Other office and miscellaneous	862	1,074	6,483	2,374	53,742
Total operating expenses	1,688	55,365	16,615	93,979	915,233
(Loss) from operations	(1,688)	(55,365)	(16,615)	(93,979)	(915,233)

Other income (expense):
Interest income					-
Forgiveness of debt	-			-	478,300
Loss on write-off of mineral properties	-			-	(4,851,271)
Loss on write-off of website software costs	-			-	(12,840)
Investment losses	-			-	(21,269)
Interest (expense)	(1,072)	(180)	(3,697)	(360)	(32,214)
Income/(Loss) before taxes	(2,760)	(55,545)	(20,312)	(94,339)	(5,354,527)

Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(2,760)	$(55,545)	$(20,312)	$(94,339)	$(5,354,527)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	68,201,843	68,201,843	68,201,843	68,201,843

The accompanying notes are an integral part of these financial statements.

 AMERICAN SIERRA GOLD CORP.
 (FORMERLY C.E. ENTERTAINMENT, INC.)
 (An Exploration Stage Enterprise)
 Statements of Cash Flows
Unaudited

			Cumulative,
			Inception,
	Six months	Six months	January 30,
	ended	ended	2007 Through
	January 31,	January 31,	January 31,
	2012	2013	2013

Cash flows from operating activities:
Net income (loss)	$(20,312)	$(94,339)	$(5,354,527)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Amortization	-	-	-
Loss on write off of mineral property	-	-	4,851,271
Loss on write off of website	-	-	15,673
Loss on joint venture	-	-	21,269
Forgiveness of debt	-	-	(478,300)
Change in current assets and liabilities:
Prepaids	-	-	-
Deposits	-	-	-
Accounts payable and accrued expenses	(304)	(6,634)	4,850
Net cash flows from operating activities	(20,616)	(100,973)	(939,764)

Cash flows from investing activities:
Website development	-	-	(15,673)
Purchase of Mining Rights	-	-	(1,058,598)
Net cash flows from investing activities	-	-	(1,074,271)

Cash flows from financing activities:
Proceeds from sale of common stock	29,000	-	1,337,000
Stock subscription payable	-	-	50,000
Proceeds from related party	3,771	-	142,071
Payments to related party
Proceeds of notes payable	(20,250)	110,000	485,000
(Payment) of notes payable
Convertible note debentures	-	(9,250)	-
Forgiveness of debt	-	-	-
Net cash flows from financing activities	12,521	100,750	2,014,071
Net cash flows	(8,095)	(223)	36

Cash and equivalents, beginning of period	10,856	259	-
Cash and equivalents, end of period	$2,761	$36	$36

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$31,854
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Shares issued to settle convertible debenture	$-	$-	$48,500

The accompanying notes are an integral part of these financial statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
January 31, 2013

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

Note 2 - Uncertainty, going concern:

At January 31, 2013, the Company was engaged in a business and had suffered losses from exploration stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful. Accordingly, the Company must rely on its current officer to perform essential functions without compensation unless and until the business generates revenue.  No amounts have been recorded in the accompanying financial statements for the value of the officer’s services, as it is not considered material.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of January 31, 2013, The Company received a loan from an officer in the amount of $3,771.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of prepayment.

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

The balance of these notes payable at January 31, 2013 was $145,000.

Note 5 – Convertible Debenture

On May 18, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation.  In connection therewith, the Company issued a convertible promissory note to Asher Enterprises, Inc.  in exchange for principal funds in the amount of $45,000. The maturity date of the promissory note is February 23, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into shares of common stock of the Company. The Company did not calculate the intrinsic bond discount because of immateriality.  The Company has agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the period between November 2011 and April 2012, Asher Enterprises, Inc. converted $35,750 of the convertible note payable into 23,051,783 shares of common stock.  The current balance of this convertible note payable as of July 31, 2012 was $500.  This note was fully paid off in September 2012.

On December 12, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation.  In connection therewith, the Company issued a convertible promissory note to Asher Enterprises, Inc. in exchange for principal funds in the amount of $8,750. The maturity date of the promissory note is September 14, 2012, whereupon all principal and interest outstanding shall be due. The holder of the note has the right to convert principal and interest outstanding into shares of common stock of the Company. The Company did not calculate the intrinsic bond discount because of immateriality.  The Company has agreed to use the proceeds for general working capital purposes. This offering and sale of securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  The balance of this convertible note payable as of July 31, 2012 was $8,750.  This note was fully paid off in September 2012.

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

Warrants

As of January 31, 2013, the Company had warrants outstanding as follows:

Grant Date	Number	Exercise Price	Expiration Date

January 15, 2010	500,000	$1.25	January 15, 2015
May 25, 2010	800,000	$0.44	May 26, 201
Total	1,300,000

Note 7 - Income Taxes

The provision (benefit) for income taxes for the years ended July 31, 2012, and 2011, were as follows:

	Year Ended July 31,
	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$26,785	$68,928
Change in valuation allowance	(26,785)	(68,928)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2012, and 2011, as follows:

	July 31,
	2012	2011

Loss carryforwards	$914,260	$887,475
Less - Valuation allowance	(914,260)	(887,475)

Total net deferred tax assets	$-	$-

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

Comparison of Results for the Six Months Ended January 31, 2013 and 2012

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

For the six months ended January 31, 2013 and 2012, we incurred $55,365 and $1,688, respectively, in total operating expenses, a period-to-period increase of $53,677.

The only expenses that we incurred in the six months ended January 31, 2013 were consulting, investor relations, legal fees, bank charges, accounting expenses and other office expenses. The most significant increases in period-to-period expenses were for consulting services, investor relations, accounting and legal services.

Interest Expense

We had total interest expense of $180 for the six months ended January 31, 2013, compared to $1,072 for the six months ended January 31, 2012.

Net Loss

We had a net loss of $55,545 for the six months ended January 31, 2013, compared to a net loss of $2,760 for the six months ended January 31, 2012, an increase in net loss of $52,785. The period-to-period decrease in net loss was due to a significant decrease in operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2013, we had current assets totaling $36 and total liabilities of $153,621, primarily consisting of a note payable in the amount of $145,000 and accounts payable and accrued expenses in the amount of $4,850. We had a working capital deficit of $153,585 and a deficit accumulated during the exploration stage of $5,354,527 at January 31, 2013. The following table summarizes our assets, liabilities and working capital at January 31, 2013 and October 31, 2012.

	At January 31, 2013	At October 31, 2012

Current assets	$36	$3,235
Current liabilities	153,621	101,146

Operating Activities

We had negative cash flow from operating activities of $55,365 during the six months ended January 31, 2013, as compared to negative cash flow from operating activities of $1,688 during the six months ended January 31, 2012.

Investing Activities

Cash used in investing activities during the six months ended January 31, 2013 and 2012 was $nil, respectively, since we did not acquire any mining rights during those periods. Net cash flows from investing activities from our inception, January 30, 2007, through January 31, 2013, was $1,074,271, substantially all of which was spent on acquiring mineral rights.

Financing Activities

We had financing activities during the six months ended January 31, 2013, which provided net cash of $100,750 to us, as compared with financing activities during the six months ended January 31, 2012, which provided net cash of $12,521 to us.

Net Cash Flow

Our cash and cash equivalents decreased by $223 during the six month period ended January 31, 2013, as compared to a decrease of $8,095 during the six months ended January 31, 2012.

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

     Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the six months ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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