Form 10-Q
period 2013-04-30
AMERICAN SIERRA GOLD CORP.
filed 2013-06-19
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2013

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

9555 SW Allen Blvd., #36, Beaverton, Oregon 97005
(Address of principal executive offices)

(951) 287-9593
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

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:  16,041,740 shares of common stock outstanding as of June 11, 2013.

AMERICAN SIERRA GOLD CORP.

to Quarterly Report on Form 10-Q
for the Period Ended April 30, 2013

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the period ended April 30, 2013 (“Report”) to “we,” “us,” “our,” and the “Company” are to American Sierra Gold Corp., a Nevada corporation.

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

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K/A for the year ended July 31, 2012 filed with the Securities and Exchange Commission, as well as various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American Sierra Gold Corp.
(an Exploratory Stage Enterprise)
Balance Sheets
(in thousands)

	July 31,	April 30,
	2012	2013
		(unaudited)
Current assets
Cash and cash equivalents	$-	$1
Prepaid expenses and other current assets	-	-
Total current assets	-	1
Mineral properties	-	-
Other assets	-	-

Total assets	$-	$1

Current liabilities
Accounts payable and accrued expenses	$11	$5
Due to related parties	4	4
Notes and loans payable	43	-
Total liabilities	58	9
Stockholders' deficit
Common stock and additional paid-in capital $0.001 par value; 133,333,334 shares authorized; shares issued and outstanding: 6,391,740 at July 31, 2012 and 16,041,740 at April 30, 2013;	5,201	6,138
Accumulated deficit	(5,260)	(6,146)
Total stockholders' deficit	(59)	(8)

Total liabilities and stockholders' deficit	$(1)	$1

The accompanying notes are an integral part of these financial statements.

American Sierra Gold Corp.
(an Exploratory Stage Enterprise)
Statements of Operations
(in thousands)
unaudited

					Inception
	three months ended		nine months ended		(January 30, 2007)
	April 30,		April 30,		through
	2012	2013	2012	2013	April 30, 2013

Revenues	$-	$-	$-	$-	$-
Operating expenses:
Exploration development costs	-	-	-	-	5
General and administrative	23	792	40	886	1,736
Total operating expenses	23	792	40	886	1,741
Loss from operations	(23)	(792)	(40)	(886)	(1,741)
Interest and other expense	(3)	(8)	(6)	-	(32)
Loss on write-off of mineral properties	-	-	-	-	(4,851)
Gain on forgiveness of debt	-	-	-	-	478
Loss before income taxes	(26)	(800)	(46)	(886)	(6,146)
Income taxes		-	-	-	-
Net loss	$(26)	$(800)	$(46)	$(886)	$(6,146)

Net loss per share basic and diluted:	$(0.00)	$(0.07)	$(0.01)	$(0.09)

Weighted average shares used in computing net loss per common share	6,391,730	11,216,731	6,391,730	9,608,397

The accompanying notes are an integral part of these financial statements.

American Sierra Gold Corp.
(an Exploratory Stage Enterprise)
Statements of Cash Flows
(in thousands)
unaudited

			Inception
	nine months ended		(January 30, 2007)
	April 30,		through
	2012	2013	April 30, 2013
Cash flows from operating activities
Net loss	$(46)	$(886)	$(6,146)
Adjustments to reconcile net income loss to net cash used by operating activities:
Stock-based compensation		753	753
Gain on forgiveness of debt			(478)
Loss on write off of mineral property			4,851
Loss on write off of website and joint venture			36
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1
Accounts payable and accrued expenses	8	(7)	5
Net cash used by operating activities	(37)	(140)	(979)
Cash flows from investing activities:
Purchases of mineral properties			(1,059)
Website development			(15)
Net cash used by investing activities	-	-	(1,074)
Cash flows from financing activities:
Proceeds from sales of common stock	12	40	1,427
Proceeds from loans and notes payable borrowings	10	110	494
Repayment of notes payable borrowings		(9)	(9)
Proceeds from borrowings from related party	4		142
Net cash provided by financing activities	26	141	2,054
Increase (decrease) in cash and cash equivalents	(11)	1	1
Cash and cash equivalents at beginning of period	11	-	-
Cash and cash equivalents at end of period	$-	$1	$1

Supplemental disclosures:
Interest paid	$-		$32
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Common stock issued in connection with conversion of loans and notes payable	$-	$145	$48

The accompanying notes are an integral part of these financial statements.

American Sierra Gold Corp.
(an Exploratory Stage Enterprise)
Statements of Equity

	Common stock and
	additional paid-in capital		Accumulated
	shares	amount	Deficit	Total
Balance at July 31, 2012	6,391,740	$5,201	$(5,260)	$(59)
Common stock issued upon conversion of loans	2,600,000	144		144
Common stock issued for cash	800,000	40		40
Common stock issued for services	6,250,000	753		753
Net loss for the nine months ended April 30, 2013			(886)	(886)
Balance at April 30, 2013	16,041,740	$6,138	$(6,146)	$(8)

The accompanying notes are an integral part of these financial statements.

American Sierra Gold Corp.
(an Exploratory Stage Enterprise)
 Notes to Financial Statements
April 30, 2013 - Unaudited

Note 1 – Business, Recent Events and Summary of Significant Accounting Policies

General Organization and Business- American Sierra Gold Corp. (“American Sierra” or the “Company”) is a Nevada corporation.  Our Company was incorporated under the laws of the State of Nevada on January 30, 2007, and effective May 19, 2009, we changed our name from C.E. Entertainment, Inc. to American Sierra Gold Corp. by way of a merger with a wholly owned subsidiary, and we also changed our business plan to involve the acquisition, exploration, development, mining, and production of precious metals, with emphasis on gold and silver.

Proposed Exchange Offer - We are a publicly-owned precious metal mineral acquisition, exploration and development Company.  Medinah Gold Inc. (“MGI”) is a privately-owned property holding and mining company with mineral property mining claims in the country of Chile, formed in Nevada in 1999.  We are proposing to exchange 63,914,540 shares of our common stock to holders of all of the outstanding common stock of MGI (the “Exchange”).   Following the exchange, MGI’s operations will become the core business of the combined entity.  As of May 31, 2013, there are 16,041,740 shares of ASGC common stock outstanding owned by existing ASGC shareholders.  Giving effect to the Exchange, shareholders previously owning shares of MGI would own approximately 80% of total shares outstanding, and MGI would become a wholly-owned subsidiary of ASCG.   These relative security holdings and the composition of our Board of Directors and Executive Officers, the proposed structure, the size of the combining entities and the terms of the exchange of equity interests were considered in determining the accounting acquirer.  Based on the weight of these factors, it was concluded that MGI is the accounting acquirer and its historical financial statements will become those of the registrant after the exchange.

Recent Events and Change of Control - During December 2012 through April 2013, in exchange for cash of approximately $185,000, including amounts previously loaned, we issued 3,300,000 shares of our common stock to the majority owner of MGI.  In April 2013, our Board of Directors approved the appointment of three directors and executive officers, who were directors and executive officers of MGI, and ASGC’s former sole officer and director resigned, whose resignation did not arise from any disagreement on any matter relating to our operations, policies or practices, nor regarding the general direction of ASGC.   We have also changed our primary business address from Seattle, Washington to that of MGI in Beaverton, Oregon.  In connection with services to be provided as directors, we issued 2,000,000 shares of our common stock to each of the three new directors.  As a result, owners of our common stock as of April 30, 2013, that previously did not own shares, now own a majority of our common stock.  There have been no adjustments recognized in these financial statements relating to this change of control.

Basis of presentation and interim financial statements- Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Interim financial statements – The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended July 31, 2012, included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  The information furnished in this report includes all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for periods presented.  The results of operations for the interim periods ended April 30, 2013 are not necessarily indicative of the results for any future period.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Fair value of financial instruments and derivative financial instruments - We have adopted Accounting Standards Codification regarding Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not. We record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not

Net loss per share - Basic net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Basic and diluted loss per share are the same since diluted loss per share excludes the effect of common stock equivalents, warrants to purchase 33,333 shares of common stock, because inclusion in the computation would be anti-dilutive.

Mineral Properties - The Company is engaged in the business of acquiring and exploring properties that may contain precious metals, with an emphasis on gold and silver. If precious metals are found, the Company’s intention is to develop, mine and produce the precious metals. Mineral claim and other property acquisition costs are capitalized as incurred and reported as an asset until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, would be capitalized. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Common Stock Registration Expenses - The Company considers incremental costs and expenses related to the registration of equity securities, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Recently Issued Accounting Pronouncements - As of and for the periods ended April 30, 2013 and July 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 – Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  We have reported net losses and our operating activities have used cash since inception.  We expect losses to continue in the near future, specifically, with respect to continued funding of exchange related costs prior to consummation of the proposed exchange offer, and after the exchange as we grow and further develop our operations.  We had an accumulated deficit of approximately $5.3 million at July 31, 2012 and $6.1 million at April 30, 2013.  We have funded our operations through sales of common stock and short-term borrowings, recently from related parties, and require additional funds for future operating expenses.  While we have an agreement with a company affiliated with its majority shareholders to continue to fund costs associated with the proposed exchange offer, our management is currently attempting to identify future business opportunities and is seeking additional sources of equity or debt financing.  However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs.  In the event that we cannot obtain additional funds on a timely basis, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 3 – Mineral Properties

In November 2010, we acquired an undivided interest in six mineral claims in the Adams Ridge area of British Columbia, Canada, which claims are held in trust by a trustee of the BC Land Trust, as required by the B.C. Mineral Tenure Act, and registered with the Government of British Columbia. While our plan was to conduct mineral exploration activities on the claims in order to assess whether the sites possess mineral deposits of gold or other precious metals in commercial quantities, capable of commercial extraction, during 2011, we ceased exploration activities due to budgetary constraints and, therefore, have not established whether there are mineral reserves at the claim sites, nor can there be any assurance that we will be able to commence exploration activities.

In 2009, we entered into a property option agreement with a Canadian public company that owned ten mining concessions in southwest Chihuahua State, Mexico, and rights to acquire an additional six mining concessions in the same area (together, the “Property”), to acquire the Property.  We could acquire a 90% in the Property for payments aggregating approximately $300,000 prior to April 30, 2010, and $250,000 in each of the next three years and funding capital expenditures of approximately $2.5 million during the next three years, and could later acquire the remaining 10% dependent upon future events. During the year-ended July 31, 2010, we abandoned the property option and costs were written off.

In December 2009, we entered into a joint venture agreement with an unrelated company pursuant to which we would make payments to the joint venture of $2 million over two years and in exchange would acquire a 75% ownership interest in entities owning and operating certain mineral claims and property for the production of gold in Northern California. We initially paid $125,000, in part, as a signing fee and, in part, for the exclusivity period to negotiate a definitive agreement pursuant to the parties’ non-binding letter of intent.  During the year-ended July 31, 2010, the parties mutually ended the joint venture and related costs were written off.

Note 4 – Notes and Loans Payable

During 2011, pursuant to terms of convertible notes payable, we received approximately $54,000 for working capital purposes.   Convertible notes bear interest at 8% with $45,000 due in February 2012 and $9,000 due in September 2012, and are convertible at the holder’s election into shares of our common stock.  The exercise price for conversion is determined based on a discount from market, the related beneficial conversion value of which was immaterial.   During the year ended July 31, 2012, we issued 1,536,786 shares of our common stock upon conversion of approximately $36,000 of convertible notes.  Convertible notes outstanding at July 31, 2012, approximated $9,000 and were repaid in full in September 2012.

During the fiscal year ended July 31, 2012, we received $35,000 from an investor, who is the majority stockholder of MGI, in exchange for a $10,000 convertible note payable, and loans payable, which bear interest at 6%, are due on demand with no specific repayment terms.  Pursuant to terms of a December 5, 2012 Loan and Stock Purchase Agreement, in December 2012, we issued 2,600,000 shares of our common stock upon conversion of the convertible note and other prior loans totaling approximately $145,000, and during the three months ended April 30, 2013, we issued 800,000 shares of our common stock in exchange for cash of $40,000.  Pursuant to terms of the agreement, the investor has agreed to make future loans to us with interest at 6% per annum with the investor having the right to purchase shares of our common stock at $0.05 per share in the amount of future loans.

Note 5 – Common Stock

Effective in May 2013, we affected a one (1) new for fifteen (15) old reverse stock-split for our issued and outstanding shares of common stock.   All references to share amounts have been adjusted to give effect to this and prior stock-splits.

Pursuant to private placement offerings exempt from registration, on January 30, 2007, we issued 3,466,667 shares of our common stock to Directors and officers for cash of $13,000, and in February 2007, we issued 2,026,667 shares of our common stock to 38 foreign, non-affiliated investors for cash of $38,000.

Pursuant to private placement offerings exempt from registration, in July 2009 we issued 12,222 shares of our common stock to new investors for cash of approximately $137,000, and in September 2009, we issued 16,667 shares of our common stock to investors for cash of $100,000.

Pursuant to private placement offerings exempt from registration, in November 2009 we issued 23,256 units for gross proceeds of $300,000, with each unit consisting of one share of our common stock and a two-year warrant to purchase one share of our common stock at a price of $22.65 per share, and in December 2009, we issued 54,645 units for gross proceeds of $500,000, with each unit consisting of one share of our common stock and a two-year warrant to purchase one share of our common stock at a price of $16.05 per share.

In connection with a former joint venture, during December 2009 through March 2010, we issued a total of 26,667 shares of our common stock to the other joint venture party.

Pursuant to a private placement offering exempt from registration, in May 2010 we issued 53,333 units for gross proceeds of $200,000, with each unit consisting of one share of our common stock and a five-year warrant to purchase one share of our common stock at a price of $6.60 per share.

Pursuant to terms of a December 5, 2012 Loan and Stock Purchase Agreement, in December 2012, we issued 2,600,000 shares of our common stock upon conversion of the convertible note and other prior loans totaling approximately $145,000, and during the three months ended April 30, 2013, we issued 800,000 shares of our common stock in exchange for cash of $40,000.  Terms of the agreement the investor agrees to make future loans to us with interest at 6% per annum with the investor having the right to purchase shares of our common stock at $0.05 per share in the amount of future loans.

In connection with appointment of three new directors and officers of the Company in April 2013, for services to be provided we issued to each director 2,000,000 shares of our common stock.  We have recorded the estimated fair value of shares, based on closing market prices at the date approved by our Board of Directors, of $720,000, which is included in general and administrative expense for the three months ended April 30, 2013.

Share Issuance Agreement - In October 2009, we entered into a Share Issuance Agreement (the “Share Agreement”) with an investment relations firm, whereby the firm would advance up to $6 million to the Company, with an option for an additional $6 million, for the purchase of units comprised of one share of Company common stock and a warrant to purchase one share of Company common stock.  The agreement period expired December 31, 2011, and could be extended for an additional 12 months at the discretion of either party.  The price of each unit is equal to 75 percent of the weighted average closing price of common stock of the Company, as quoted by NASDAQ, or other source agreed to by the parties, for the preceding ten days prior to each subscription advance to purchase units. The purchase price under each Purchase Warrant to acquire one additional share of common stock shall be 175 percent of the unit price at which the unit containing the Purchase Warrant being exercised was issued.

Warrants - As of July 31, 2012 and April 30, 2013, there are warrants outstanding to purchase 33,333 shares of our common stock at a per share price of $18.75, which expire in January 2015.  In May 2010, we issued warrants for the purchase of 53,333 shares at a per share price of $6.60; these warrants expired unexercised in May 2012.

Note 6 – Related Party Transactions

During 2009 and 2010, the Company received working capital advances, substantially all of which was cash, from its then directors, officers and majority shareholders pursuant to terms of loans totaling $310,000.   As of July 31, 2010, amounts were due on demand, and consisted of $75,000, $45,000 and $110,000 from the three individuals.  In May 2011, Company management determined through discussions with the parties that there was mutual agreement amounts previously reported as loans payable, were considered to have been satisfied in full, and thus cancelled or forgiven, in connection with, among other things, departure of service of the individuals with the Company.

During the fiscal year ended July 31, 2012, the Company received a loan from an officer in the amount of $3,771. The loan was provided for working capital purposes, is unsecured, non-interest bearing, has no specific terms of prepayment, and remains due at April 30, 2013.

Pursuant to the terms of a September 2009 Consulting Agreement with an individual to serve as one of our directors and officers, we issued 66,667 restricted shares of our common stock, and agreed to pay $5,000 per month thereafter.  In connection with this agreement one of our other former directors and officers agreed to return for cancellation 1,266,667 shares of our common stock previously issued, and in November 2009, we entered into a consulting agreement with this former director and officer pursuant to which we agreed to pay $40,000 upon entering into the agreement and $5,000 per month thereafter.

In connection with appointment of three new directors and officers of the Company in April 2013, for services to be provided we issued to each director 2,000,000 shares of our common stock.  We have recorded the estimated fair value of shares, based on closing market prices at the date approved by our Board of Directors, of $720,000, which is included in general and administrative expense for the three months ended April 30, 2013.  We have also agreed to pay one of the directors $5,000 per month for services to be provided.  Additionally, in April 2013, we agreed to pay $5,000 to each of two individuals appointed as a Board Advisor.  One of the Board Advisors was our sole director and executive officer prior to April 2013.  The other Board Advisor is representative for our majority shareholder.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common stock” refer to the common shares in our capital stock.

Cautionary Statement for Forward-Looking Statements - This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Unless the context otherwise requires, references in this report to “we,” “us,” “ASGC,” or the “Company” refer to American Sierra Gold Corp.

The following is intended to provide information necessary to understand our unaudited condensed financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the quarterly periods ended April 30, 2013.  The following should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2012 (the “Form 10-K”).

Overview

Proposed Exchange Offer - We are a publicly-owned precious metal mineral acquisition, exploration and development company.  Medinah Gold Inc. (“MGI”) is a privately-owned property holding and mining company with mineral property mining claims in the country of Chile, formed in Nevada in 1999.  We are proposing to exchange 63,914,540 shares of our common stock to holders of all of the outstanding common stock of MGI (the “Exchange”).   Following the exchange, MGI’s operations will become the core business of the combined entity.  As of May 31, 2013, there are 16,041,740 shares of ASGC common stock outstanding owned by existing ASGC shareholders.  Giving effect to the Exchange, shareholders previously owning shares of MGI would own approximately 80% of total shares outstanding, and MGI would become a wholly-owned subsidiary of ASCG.   These relative security holdings and the composition of our Board of Directors and Executive Officers, the proposed structure, the size of the combining entities and the terms of the exchange of equity interests were considered in determining the accounting acquirer.  Based on the weight of these factors, it was concluded that MGI is the accounting acquirer and its historical financial statements will become those of the registrant after the exchange.

Recent Events and Change of Control - In April 2013, our Board of Directors approved the appointment of three directors and executive officers, who were directors and executive officers of MGI, and ASGC’s former sole officer and director resigned.   We have also changed our primary business address from Seattle, Washington to that of MGI in Beaverton, Oregon.  In connection with services to be provided as directors, in April 2013, we agreed to issue 2,000,000 shares of our common stock to each of the three new directors, which shares were issued in May 2013.  Additionally, commencing in December 2012 through April 2013, in exchange for cash of approximately $185,000, including previously loaned, we issued 3,300,000 shares of our common stock to the majority owner of MGI and one of the Company’s Advisors.   As a result, owners of our common stock as of April 30, 2013, that previously did not own shares, now own a majority of the Company’s common stock.  There have been no adjustments recognized in these consolidated financial statements relating to this change of control.

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  We have reported net losses and our operating activities have used cash since inception.  We expect losses to continue in the near future, specifically, with respect to continued funding of exchange related costs prior to consummation of the proposed exchange offer, and after the exchange as we grow and further develop our operations.  We had an accumulated deficit of approximately $5.3 million at July 31, 2012 and $6.1 million at April 30, 2013.  We have funded our operations through sales of common stock and short-term borrowings, recently from related parties, and require additional funds for future operating expenses.  While we have an agreement with a company affiliated with its majority shareholders to continue to fund costs associated with the proposed exchange offer, our management is currently attempting to identify future business opportunities and is seeking additional sources of equity or debt financing.  However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs.  In the event that we cannot obtain additional funds on a timely basis, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Critical accounting policies - Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property may commercially be mined. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. Costs of abandoned projects are charged to operations when abandoned. The Company currently does not have any capitalized mining costs.

Impact of Inflation - Inflation has not had a material effect on our operations.

Results of Operations

We have never generated revenues and do not anticipate generating revenues unless we are able to develop mining properties.  Our general and administrative expenses consist primarily of legal, accounting and investor relations fees, and other office expenses.   During the three months ended April 30, 2013, we issued shares of our common stock to our new directors and others and recognized approximately $752,000 of stock-based compensation expense, which is included in general and administrative expenses.  Following is a summary of general and administrative expenses (in thousands):

	three months ended		nine months ended
	April 30,		April 30,
	2012	2013	2012	2013
Revenues	$-	$-	$-	$-
General and administrative expenses
Legal	13	33	13	97
Accounting	5	2	14	14
Consulting and other professional fees	5	4	6	19
Stock-based compensation expense	-	752	-	752
Other	-	1	7	4
Net loss	$23	$792	$40	$886

Our expenses vary from period, depending in large part to the availability of cash.  Since commencing the proposed exchange offer in 2012, legal costs have increased relating to the proposed exchange offer and are expected to be relatively more than prior year amounts until the exchange is complete.

Liquidity and Capital Resources

We had a working capital deficit (excess of current liabilities over current assets) of $59,000 at July 31, 2012 and $8,000 at April 30, 2013.  We do not have sufficient sources of funding to enable us to carry out our stated plan of operations over the next twelve months.   Our cash flows have been as follows (in thousands):

	nine months ended April 30,
	2012	2013
Cash used by operating activities	$(37)	$(140)
Cash used by investing activities	-	-
Cash provided by financing activities	26	141
Increase (decrease) in cash	$(11)	$1

Operating activities used cash of $140,000 during the nine months ended April 30, 2013 as compared to $37,000 during the comparative prior year period.  Cash used in operating activities relates to funding our net losses, most significant of which results from legal and other professional fees incurred with the proposed exchange offer.  We expect operating activities to continue to use cash in the near future.

We had no investing activities during the periods presented, due primarily to the absence of available funding.

Our financing activities provided cash of $141,000 during the nine months ended April 30, 2013, as compared to $26,000 during the comparative prior year period.  During the nine months ended April 30, 2013, borrowings provided $110,000 and sales of our common stock provided $40,000, as compared to $10,000 provided by borrowings and $12,000 provided by sales of our common stock during the comparative prior year period. Financing activities are expected to increase as we raise capital from equity financing to fund future operations and to provide additional working capital.

Off-Balance Sheet Arrangements - As of April 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon that evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that our disclosure controls and procedures are not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During December 2012 through April 2013, in exchange for cash of approximately $185,000, including amounts previously loaned, we issued 3,300,000 shares of our common stock to the majority owner of MGI.  In April 2013, our Board of Directors approved the appointment of three directors and executive officers, who were directors and executive officers of MGI, and ASGC’s former sole officer and director resigned, whose resignation did not arise from any disagreement on any matter relating to our operations, policies or practices, nor regarding the general direction of ASGC.   We have also changed our primary business address from Seattle, Washington to that of MGI in Beaverton, Oregon.  In connection with services to be provided as directors, we issued 2,000,000 shares of our common stock to each of the three new directors.  As a result, owners of our common stock as of April 30, 2013, that previously did not own shares, now own a majority of our common stock.

Pursuant to terms of a December 5, 2012 Loan and Stock Purchase Agreement, in December 2012, we issued 2,600,000 shares of our common stock upon conversion of the convertible note and other prior loans totaling approximately $145,000, and during the three months ended April 30, 2013, we issued 800,000 shares of our common stock in exchange for cash of $40,000.  Terms of the agreement the investor agrees to make future loans to us with interest at 6% per annum with the investor having the right to purchase shares of our common stock at $0.05 per share in the amount of future loans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We are not required to provide disclosure under this item because we do not have any mining operations.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The Exhibit Index attached to this Report is incorporated herein by reference.

Certain agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

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

AMERICAN SIERRA GOLD CORP.

Date: June 17, 2013	By:	/s/ Larry Regis
Larry Regis
Principal Executive Officer

EXHIBIT INDEX

Exhibit No. on EDGAR	Description of Exhibit	Location
2.1	Agreement and Plan of Merger by and among American Sierra Gold Corp., American Sierra Gold Merger Corp., and Medinah Gold, Inc., dated August 13, 2012.	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on August 14, 2012.
3.1	Articles of Incorporation	Incorporated herein by reference from the Company’s registration statement on Form S-4 filed with the SEC on June 3, 2013.
3.2	Bylaws	Incorporated herein by reference from the Company’s registration statement on Form S-4 filed with the SEC on June 3, 2013.
3.3	Articles of Merger	Incorporated herein by reference from Exhibit 3.01 to the Company’s report on Form 8-K, filed with the SEC on May 27, 2009.
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from Exhibit 3.02 to the Company’s report on Form 8-K filed with the SEC on May 27, 2009.
3.5	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on June 4, 2012.
4.1	Specimen Common Stock Certificate of American Sierra Gold Corp.	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.1	Property Option Agreement between the Company and Yale Resources Ltd. dated April 20, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 5, 2009.
10.1	Form of Subscription Agreement with Tobermory Holding Ltd. dated October 12, 2009
Incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on September 9, 2009, and then updated on the Company’s report on Form 8-K filed with the SEC on January 4, 2010.

10.1	Share Issuance Agreement between the Company and Tobermory Holding Ltd. dated October 12, 2009	Incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 13, 2009.
10.1	Consulting Agreement between the Company and Johannes Peterson dated September 29, 2009.	Incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 5, 2009.
10.4	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 19, 2009	Incorporated herein by reference from Exhibit 10.4 to Company’s report on Form 10-Q filed with the SEC on December 18, 2009.
10.5	Amendment No. 1 to Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 23, 2009	Incorporated herein by reference from Exhibit 10.5 to the Company’s report on Form 10-Q filed with the SEC on March 23, 2010.
10.6	Specimen Warrant Certificate of American Sierra Gold Corp.	Incorporated herein by reference from Exhibit 10.6 to Company’s report on Form 10-Q filed with the SEC on March 23, 2010.

10.7	Limited Liability Company Agreement of Gold Run Enterprises, Inc.	Incorporated herein by reference from Exhibit 10.7 to Company’s report on Form 10-Q filed with the SEC on March 23, 2010.
10.8	Limited Liability Company Agreement of Bowerman Holdings, LLC	Incorporated herein by reference from Exhibit 10.8 to from the Company’s report on Form 10-Q filed with the SEC on March 23, 2010.
10.7	Land Trust Agreement between the Company and Carl von Einsiedel, Trustee of BC Land Trust, dated November 4, 2010	Incorporated herein by reference from Exhibit 10.7 to Company’s report on Form 10-Q filed with the SEC on March 17, 2011.
10.7	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from Exhibit 10.7 to Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.8	Convertible Promissory Note issued to Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from Exhibit 10.8 to Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.9	Securities Purchase Agreement between the Company and Asher Enterprises Inc. dated December 12, 2011	Incorporated by reference from Exhibit 10.9 to Company’s report Form 10-Q filed with the SEC on March 16, 2012.
10.10	Convertible Promissory Note issued to Asher Enterprises, Inc. dated December 12, 2011	Incorporated by reference from Exhibit 10.10 to Company’s report Form 10-Q filed with the SEC on March 16, 2012.
10.11	Promissory Note issued to MMC Mines, Inc. dated March 9, 2012	Incorporated by reference from Exhibit 10.11 to Company’s report Form 10-Q filed with the SEC on March 16, 2012.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.
32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350
Filed herewith.