Form 10-K
period 2013-07-31
AMERICAN SIERRA GOLD CORP.
filed 2013-11-13
CIK 1415432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended  July 31, 2013

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

Registrant’s telephone number, including area code (951) 287-9593

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o    No þ

The aggregate market value of the voting Common Stock held by non-affiliates of issuer as of October 24, 2013 is $1,926,074. There are 16,050,618 shares of common voting stock of the Company outstanding not held by affiliates. The aggregate market value is based upon the closing price for the common stock of the Company on the OTC Bulletin Board on October 24, 2013, which was $0.12.

As of October 24, 2013, 51,231,685 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

AMERICAN SIERRA GOLD CORP.

to Annual Report on Form 10-K
for the Fiscal Year Ended July 31, 2013

As used in this annual report on Form 10-K for the year ended July 31, 2013 (“Annual Report”), unless otherwise indicated, the terms “we,” “us,” “our,” “ASGC” and “the Company” refer to American Sierra Gold Corp., a Nevada corporation.

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

Further, effective May 19, 2009, we conducted a 40:1 forward stock split of our issued and outstanding common stock.  As a result, our authorized capital stock increased from 50,000,000 shares of common stock, $0.001 par value per share, to 2,000,000,000 shares of common stock, $0.001 par value per share.   Effective May 30, 2012, we conducted a 1:15 reverse stock split of our issued and outstanding stock.  As a result our authorized capital stock decreased from 2,000,000,000 shares of common stock, $0.001 par value per share, to 133,333,334 shares of common stock, $0.001 par value per share.  Unless specifically stated otherwise, all share amounts referenced herein, refer to post-reverse stock split share amounts. As of October 24, 2013, we had 29 shareholders of record.

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

To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the Company is not registered in British Columbia, our Adams Ridge Claims are held in trust for the Company by Carl Von Einsiedel, trustee of the BC Land Trust. The mineral title claims have been registered with the Government of British Columbia. A copy of the trust agreement is incorporated herein by reference as Exhibit 10.10.

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

Competition and Mineral Prices

We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. As the price of gold has increased during recent years, the business of acquiring, developing and/or exploring gold properties is more competitive than ever before.  Our competitors include companies with larger staffs, greater resources and equipment and, as such, those companies may be in a better position to compete for mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and, if we find mineral reserves, to achieve the financing necessary for us to extract the minerals. In order to effectively compete with such companies, we need to raise a significant amount of additional capital.  The competitive nature of the operational and industry risks we face are discussed further in the item entitled “Risk Factors,” below.

R&D Expenditures and Intellectual Property

We are not currently conducting any research and development activities. We do not currently own any patents or trademarks.  Also, we are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Employees

As of October 24, 2013, we had no full or part time employees other than our directors and officers. We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our acquisition and exploration activities.

Government Compliance

ASGC does need government approval for its precious metal mineral exploration, development and production activities.

Governing Legislation and Required Permitting

The Ministry of Energy and Mines is responsible for approving mineral exploration and mine project proposals in British Columbia. In order to obtain a Mines Act (Mines Act RSBC 1996 Chapter 293) (the “Act”) permit for a mine or exploration project, proponents must submit an application to the appropriate Regional Office.

The Environmental Assessment Act (“EAA”) was proclaimed in 1995 and replaces the Mine Development Review Process. The EAA applies to new mine developments (or modifications to existing mines) meeting threshold criteria established under the EAA. Proposed mining developments which meet or exceed the threshold criteria of the EAA require a Project Approval Certificate under the Act prior to issuance of a Mines Act Permit (see Table 1.1 below). The first step involves the proponent’s submission of an Application for a Project Approval Certificate to the Executive Director of the Environmental Assessment Office. The Executive Director screens the Application to ensure that it is complete and acceptable for review. If the Application is accepted, the Executive Director establishes a Project Committee. The Project Committee reviews the application and considers comments from the public and other interested agencies. Based on this review, the Project Committee then recommends to the Ministers of Energy, Mines and Petroleum Resources and the Minister of Environment that the project be approved or rejected, or requests a detailed Project Report from the proponent

Permit applications for projects under the EAA may be submitted concurrently with the Project Report; however, a Project Approval Certificate must be obtained prior to Mines Act permit issuance. No work is permitted on a mine site without a valid Mines Act Permit. Before starting any work in, on or about a mine, the owner, agent, manager or any other person must hold a permit issued by the chief inspector and, as part of the application for the permit, there must be filed with an inspector a plan outlining the details of the proposed work and a program for the conservation of cultural heritage resources and for the protection and reclamation of the land, watercourses and cultural heritage resources affected by the mine, including the information, particulars and maps established by the regulations or the code.

In general, the information requirements under the Code for a Major Mine Mines Act permit application include:

1. a map or air photo showing the location and extent of the mine;
2. particulars of the design, construction, operation and closure of mine components, taking into consideration the safety of the public, mine workers, and the protection of the environment;
3. particulars of the nature and present uses of the land to be used for the mine;
4. particulars of the nature of the mine and the extent of the area to be occupied by the mine;
5. a program for the protection and reclamation of the land and watercourses during the construction and operational phases of the mining operation;
6. a conceptual final reclamation plan for the closure or abandonment of the mining operation;
7. an estimate of the annual cost of outstanding reclamation obligations over the planned life of the mine including the cost of long-term monitoring and abatement; and
8. any other relevant information that may be required by an Inspector.

If the chief inspector considers the application for a permit is satisfactory, the chief inspector may issue the permit and the permit may contain conditions that the chief inspector considers necessary.

ASGC has not begun the process for obtaining the necessary permits to explore their properties and, therefore, have not spent any money on the permitting process.  Funds received, to date, have been used to accumulate properties.

Associated Risks

In the ordinary course of business, mining companies are required to seek governmental and lessor approvals and permits for expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated.

Our business is subject to extensive Canadian federal, provincial, and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. New legislation and regulations may be adopted at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.

Table 1.1

Project Category	New Facility Threshold	Facility Modification Threshold
Coal Mines	Any new mine with 250,000 tonnes of clean and/or raw coal production/year.	Existing reviewable-scale mine with either 50% or more increase in area of mining disturbance, or 750 ha or more new disturbance.
Mineral Mines	Any new mine with 75,000 tonnes of mineral ore production/year.	Existing reviewable-scale mine with either 50% or more increase in area of mining disturbance, or 750 ha or more new disturbance.
Sand and Gravel Pits	Any new pit with 500,000 tonnes of sand and/or gravel production/year or 1,000,000 tonnes over 4 years.	Existing reviewable-scale pit with 35% or more increase in area of mining disturbance.
Placer Gold Mines	Any new placer operation with production of 500,000 tonnes of pay-dirt/year.	Existing reviewable-scale operation with 35% or more increase in area of mining disturbance.
Construction Stone & Industrial Mineral Quarries	Any new quarry with production of 250,000 tonnes of quarried product/year.	Existing reviewable-scale operation with either 50% or more increase in area of mining disturbance, or 750 ha or more new disturbance.
Off-shore Mining Activity	Any mineral exploration or production which disturbs the foreshore or sea floor in salt water.	Any modification of an existing operation.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

In 2010, ASGC made arrangements to use space occupied by Mr. James Vandeberg, a former Director and officer and current advisor of ASGC. ASGC paid $500 per month for use of this space as its principal corporate offices from April 1, 2011 to July 31, 2011. Mr. Vandeberg donated his office space for use by ASGC until April of 2013 when Mr. Larry Regis was appointed as Director and officer of ASGC.  Mr. Regis also serves as Director and officer as Medinah Gold, Inc.

We currently have a 100% interest in six mineral claims in the Adams Ridge area of British Columbia. For more information about these claims, see the section of above entitled “Overview” above.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us or our officers and directors in their capacity as such.

ITEM 4.  MINE SAFETY DISCLOSURES

ASCG has no mine safety violations or other regulatory matters requiring disclosure under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Over-the-Counter Bulletin Board (“OTCBB”) since October 12, 2009, initially under the symbol “CENI.OB”. Our common stock currently trades under the symbol “AMNP.OB.”  The following table represents the range of the high and the low closing prices, as quoted on the OTC Bulletin Board for each fiscal quarter during the fiscal years ended July 31, 2013 and July 31, 2012, respectively.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High Bid	Low Bid
July 31, 2013	$0.14	$0.13
April 30, 2013	$0.15	$0.13
January 31, 2013	$0.14	$0.12
October 31, 2012	$0.10	$0.05
July 31, 2012	$0.20	$0.02
April 30, 2012	$0.08	$0.03
January 31, 2012	$0.19	$0.04
October 31, 2011	$0.38	$0.23
July 31, 2011	$0.20	$0.16
April 30, 2011	$0.41	$0.34
January 31, 2011	$0.76	$0.65
October 31, 2010	$0.14	$0.05

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

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2013, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Holders

As of October 24, 2013, we had approximately 29 holders of record of common stock and 51,231,685 shares of our common stock were issued and outstanding, with no additional shares reserved for issuance.

Recent Sales of Unregistered Securities

In April 2013, our Board of Directors approved the appointment of three directors and executive officers, who were directors and executive officers of Medinah Gold, Inc., and ASGC’s former sole officer and director resigned.   We have also changed our primary business address from Seattle, Washington to that of Medinah Gold, Inc. in Beaverton, Oregon.  In connection with services to be provided as directors, in April 2013, we agreed to issue 2,000,000 shares of our common stock to each of the three new directors, which shares were issued in May 2013.  Additionally, commencing in December 2012 through April 2013, in exchange for cash of approximately $185,000, including previously loaned, we issued 3,300,000 shares of our common stock to the majority owner of Medinah Gold, Inc.and one of the Company’s Advisors.   As a result, owners of our common stock as of July 31, 2013, that previously did not own shares, now own a majority of the Company’s common stock.

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

Recent Accounting Pronouncements

Disclosure regarding any recent accounting pronouncements are contained in our Notes to Financial Statements contained in this Annual Report, which disclosure is incorporated herein by reference.

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

Fiscal Year Ended July 31, 2013 Compared to Fiscal Year Ended July 31, 2012

Revenues

We generated no revenues during the years ended July 31, 2013 and July 31, 2012, respectively, and do not anticipate generating any revenues unless we are successful at locating commercial quantities of minerals on one or more of our Adams Ridge Claims sites, and are able to successfully extract and sell such minerals.

Net Loss

We had a net loss of $970,000 for the fiscal year ended July 31, 2013, as compared to a net loss of $78,000, for the fiscal year ended July 31, 2012. The net loss in the fiscal year ended July 31, 2013, was due to lack of revenue. The net loss in 2012 resulted was due to lack of revenue.

Operating Expenses

We experienced an overall increase in our year-to-year operating expenses, which was attributable to the transactional costs related to the change in our business to a mineral exploration and development company that occurred in the fiscal year ended July 31, 2010, with no such material change to our business operations occurring during the fiscal year ended July 31, 2012.

Our operating expenses totaled $969,000 in the year ended July 31, 2013, as compared to $60,000 in the year ended July 31, 2012. The difference is attributable to reduced activities.

Our rent expenditures for the year ended July 31, 2013 totaled $0 and for July 31, 2012, totaled $0.  Mr. Regis is currently donating use of his offices to us due to our limited cash reserves.

Interest Expense

We had total interest expense of $1,400 in the year ended July 31, 2013, compared to $8,000 in the year ended July 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013, we had current assets totaling $199.00 ($199.00 in cash) and total liabilities of $57,000 (all of current liabilities). Our current liabilities at July 31, 2013, consisted of accounts payable and accrued expenses of $53,000 and $4,000 of related party loans. With very low cash reserves, and a working capital deficit of $6.2 million, we do not have sufficient sources of funding to enable us to carry out our stated plan of operations over the next twelve months.

In order to continue operating, we are taking steps to raise additional financing through the issuance of debt and/or equity securities, as well as exploring other options, including the possibility of entering into a strategic arrangement with a third party.

The following table shows our cash flow for the fiscal years ended July 31, 2013 and 2012, respectively.

	Year Ended
	July 31,
	2012	2013

Net Cash Provided by (Used in) Operating Activities	$(62,118)	$(175,810)
Net Cash Provided by (Used in) Investing Activities
Net Cash Provided by Financing Activities	51,521	175,750
Net Increase (Decrease) in Cash	$(10,597)	$(60)

Cash from Operating Activities

The increase in negative net cash flows of $113,692 was primarily due to a net loss in 2013. In 2012, the increase in negative net cash flow by $12,648 was also primarily due to a net loss.

Investing Activities

We did not make any investments in mineral properties in the fiscal year ended July 31, 2013.

Cash from Financing Activities

Our net cash flow from financing activities during the fiscal year ended July 31, 2013 was $175,750, as compared to $51,000 in the fiscal year ended July 31, 2012. We need to source additional funding from outside of the Company in order to continue operating. If equity financing is used, our stockholders will experience dilution of their ownership interests in the Company.

On October 12, 2009, we entered into a Share Issuance Agreement with Tobermory Holding Ltd. (“Tobermory”) wherein Tobermory has agreed to advance up to $6,000,000 to us until December 31, 2011. While we have arranged for advances of up to $6,000,000 from Tobermory, and while we have received advances for $300,000 from the date of the Share Issuance Agreement to November 10, 2009, there can be no assurances that we will receive any further funds from Tobermory. For further discussion regarding the Tobermory financing arrangement see Note 5 to our Notes to Financial Statements contained in this Annual Report, which disclosure is incorporated herein by reference.

Pursuant to terms of a December 5, 2012 Loan and Stock Purchase Agreement, in December 2012, we issued 2,600,000 shares of our common stock upon conversion of the convertible note and other prior loans totaling approximately $145,000, and during the three months ended April 30, 2013, we issued 800,000 shares of our common stock in exchange for cash of $40,000.  Terms of the agreement the investor agrees to make future loans to us with interest at 6% per annum with the investor having the right to purchase shares of our common stock at $0.05 per share in the amount of future loans. For further discussion regarding the Loan and Stock Purchase Agreement see Note 5 to our Notes to Financial Statements contained in this Annual Report, which disclosure is incorporated herein by reference.

Moving forward, we plan to seek out additional debt and/or equity financing to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities. We anticipate that we will need at least approximately $25,000 in financing within the next six months. The sale or exchange of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our stockholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to secure adequate capital to resume our exploration efforts, it will have a material adverse affect on our financial position, our business may fail and our stockholders may lose some or all of their investment.

Mineral Properties

Adams Ridge Project

In November 2010, we acquired a 100% undivided interest in six mineral claims in the Adams Ridge area of British Columbia, Canada totaling approximately 2,479 hectares. The Adams Ridge Claims are held in trust for us by Carl Von Einsiedel, trustee of the BC Land Trust, as required by the B.C. Mineral Tenure Act. These claims have been registered with the Government of British Columbia. For additional disclosure pertaining to the Adams Ridge Claims, see above under Item 1 (Description of Business) and Note 3 to our Notes to Financial Statements contained in this Annual Report, which disclosure is incorporated herein by reference.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide disclosure under this item because we are a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended July 31, 2013 and July 31, 2012 appear beginning at page F-1 of this Annual Report.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of our current director and executive officer and any directors or executive officers that served with us in the period covered by this Annual Report, and the positions held by each person.  There are no family relationships among our directors and executive officers. To our knowledge, our Director and executive officer has not been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past ten (10) years.

Name:	Age:	Position:
Larry Regis	76	President/Director
Gary Goodin	49	Vice President/Director
Vittal Karra	49	Secretary/Director
James Vandeberg	69	Former Officer and Director

Larry Regis, Jr. joined ASGC as president and director in April 2013.  He became President of Medinah Gold, Inc. in May 1999. Prior to joining Medinah, Mr. Regis owned and operated several mines and managed business territories for companies such as ITT, Bell & Howell and McGraw Hill.  He was previously nominated for the Utah Chamber of Commerce “Man of the Year” award.  In 1967, Mr. Regis was elected to the Utah State Legislature where he served as Minority Leader of the House of Representatives.  He is the past Chairman of the Lake Elsinore Development Agency and was the recipient of the Lake Elsinore Packman Award for service to his community. Mr. Regis earned a Bachelor’s of Education degree from Brigham Young University in 1960.

Gary Goodin joined ASGC in April 2013 as vice president and director.  Mr. Goodin joined Medinah Gold, Inc. in May 1999.  Mr. Goodin graduated from the Indiana University School of Law in Bloomington, Indiana with a Juris Doctorate in 1989.  He practiced with the firm of Johnson, Smith, Pence, Densborn, Wright & Heath in Indianapolis from 1992 to 1996 and has been a Principal with the firm of Goodin Orzeske & Blackwell, P.C. in Indianapolis since 2000.  His areas of expertise include employment law and effective management of human resources.

Vittal Karra joined ASGC in April 2013.  He joined Medinah Gold, Inc. in August 2012.  Mr. Karra has served as a strategic advisor to various technology companies since May 2010. From 2008-2010, Mr. Karra was a Senior Manager at Coca-Cola, Inc. and a consultant at Accenture from 2005-2008.  Mr. Karra has worked and consulted with companies like AT&T, American Express, Microsoft and the Port Authority of NY & NJ in the areas of telecom, infrastructure, information technology, software and management services.   Mr. Karra earned a Bachelor’s of Commerce degree in 1983 from Osmania University in Hyderabad, India.

James Vandeberg. Mr. Vandeberg was appointed to serve as a Director ASGC on September 16, 2010, and was elected by the Board of Directors to serve as the sole executive officer of ASGC on October 20, 2010 and he continued to serve until April 2013. He has been an attorney practicing in Seattle, Washington since 1996. He specializes in corporate finance with an emphasis on securities and acquisitions. Prior to practicing in Seattle, he was corporate counsel and secretary to Denny’s Inc. and Carter Hawley Hale Stores, Inc., each listed on the NYSE. He graduated from NYU Law School in 1969 where he was a Root-Tilden Scholar and holds a BA degree in accounting from the University of Washington. Mr. Vandeberg is a director of REGI US, Inc., IAS Energy, Inc., Legend Oil and Gas, Ltd. and ASAP Holdings, Inc., all of which are publicly reporting companies with capital stock traded on the OTCQB.

Director Independence

ASGC’s current directors are also executive officers, and they are therefore not deemed to be independent under Rule 4200 of the National Association of Securities Dealers’ (NASD) listing standards for determining director independence. We may seek out independent directors in the future if we are able to develop our business as planned, including generating revenue from our operations.

Terms of Office of Directors and Officers

ASGC does not have an established and defined term for the services being provided by its executive officers or its directors.  If one or more of ASGC’s executive officers or directors remain associated in some capacity with ASGC following the business combination, it is unlikely that any of them will devote their full efforts to ASGC’s affairs subsequent to the business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our securities to file reports of change of ownership with the SEC and furnish us with copies of all such Section 16(a) forms that are filed. SEC regulations also require us to identify in this Report any Reporting Person who failed to file any such report on a timely basis.

As of our fiscal year end and except as set forth below, we believe that all Reporting Persons complied with all applicable Section 16(a) filing requirements for the most recent fiscal year, based solely on our review of the copies of such reports received or written communications from certain Reporting Persons: None.

Code of Ethics

Due to our small size and limited resources,, we have not yet adopted a code of ethics that applies to our principal executive officer and principal accounting officer.

Limitations on Liability and Indemnification of Directors and Officers

ASGC’s directors and officers are entitled to continuing indemnification against certain liabilities by virtue of provisions contained in their articles of incorporation and bylaws.  ASGC have agreed that, upon consummation of the expected business combination resulting from the exchange offer, ASGC’s directors and officers will be entitled to indemnification to the fullest extent provided in their respective articles of incorporation and bylaws as in effect as of the close of the business combination.  This right to continuing indemnification may be limited by applicable state or federal laws or applicable regulatory authorities.  ASGC currently does not have any separate indemnification agreements with its officers or directors.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended July 31, 2013, and July 31, 2012, respectively:

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Comp. ($)	Non-Qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)	(i)	(j)
Larry Regis,	2013	$0	$0	$		$		$0	$0	$0	$
Director and CEO	2012	$0	$0		$0		$0	$0	$0	$0	$

Gary Goodin,	2013	$0	$0	$		$		$0	$0	$0	$
Director	2012	$0	$0		$0		$0	$0	$0	$0	$

Vittal Karra,	2013	$0	$0	$		$		$0	$0	$0	$
Directors	2012	$0	$0		$0		$0	$0	$0	$0	$

James Vandeberg,	2013	$0	$0	$		$		$0	$0	$	$
Former Director and CEO	2012	$0	$0		$0		$0	$0	$0	$0	$

Compensation of Directors

Our Directors receive reimbursement for reasonable out-of-pocket expenses for their activities as Directors of the Company and for promoting our business. From time to time we may engage them to perform services on our behalf.  In such cases, we will compensate him for his services at rates no more favorable than could be obtained from unaffiliated parties. Messrs.’ Regis, Goodin and Karra each received a restricted stock grant of 2,000,000 shares of ASGC common stock on May 23, 2013.

Option Grants and Exercises

We have no equity incentive plan and have not granted stock options or stock awards to any person.

Employment Agreements

We do not have any employment, consulting, change-of-control or severance agreements with our executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 24, 2013, by our directors and executive officers, as well as each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock. On October 24, 2013, we had 51,231,685 issued and outstanding shares of common stock.

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

Person or Group	Number of Shares of Common Stock	Percent
Medinah Minerals, Inc., affiliate (1) 302 255 West First Street North Vancouver, BC V7M 3G8	10,000,000	19.5%
Les Price, Advisor (1) 302 255 West First Street North Vancouver, BC V7M 3G8	2,700,000	5.3%
Larry Regis, President and Director 9555 SW Allen Blvd., #36 Beaverton, Oregon 97005	5,600,000	11%
Gary Goodin, Vice President and Director 9555 SW Allen Blvd., #36 Beaverton, Oregon 97005	4,617,000	9%
Vittal Karra, Secretary and Director 9555 SW Allen Blvd., #36 Beaverton, Oregon 97005	2,000,000	4%
James Vandeberg, Advisor, Former Director and Officer 1218 Third Avenue, Suite 505 Seattle, WA 98101	1,921,667	3.8%

(1)
The information for such 5% shareholder is based on the list of record holders maintained by our stock transfer agent. Such shareholder has not filed a Schedule 13D with the SEC disclosing its greater than five percent ownership.

Changes in Control

There are no understandings or agreements known by management at this time that would result in a change in control of ASGC other than as a result of the exchange offer.

On April 5, 2013, the ASGC’s board of directors voted to approve the appointment of Larry Regis, Gary Goodin and Vittal Karra as directors and officers of ASGC.  These appointments were deemed effective on April 5, 2013.  Simultaneously with these appointments, James Vandeberg, ASGC’s sole officer and director resigned.  A current report on Form 8-K regarding these events was filed on April 10, 2013.

Note that Larry Regis currently serves as President and Director of Medinah, Gary Goodin serves as Secretary, Treasurer and Director of Medinah and Vittal Karra serves as Director of Medinah.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity incentive plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have not entered into any reportable transaction nor are there any proposed reportable transactions in which our director and executive officer, shareholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest. The Company has, however, received funds in exchange for shares of its common stock from the majority owners of Medinah Gold, Ind. And one of the Company Advisors, as disclosed further in Notes 1, 4 and 6 of the Notes to Financial Statements attached hereto, which disclosure is incorporated herein by reference.

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

Our financial statements for the fiscal years ended July 31, 2013 and July 31, 2012, respectively, were audited by Thomas J. Harris, CPA.

Audit Fees

The aggregate fees paid to Thomas J. Harris, CPA for the audit of our annual financial statements included in our annual reports for the years ended July 31, 2013 and July 31, 2012 and the review of our quarterly reports for such years amounted to $10,000 for fiscal 2013 and $15,000 for fiscal 2012.

Audit Related Fees

For the fiscal year ended July 31, 2013, we paid no audit related fees to Thomas J. Harris, CPA.

Tax Fees

For the fiscal years ended July 31, 2013, and July 31, 2012, there were no fees billed to us for tax services by Thomas J. Harris, CPA.

All Other Fees

For the fiscal years ended July 31, 2013, and July 31, 2012, there were no fees billed to us by Thomas J. Harris, CPA for accounting services other those described above. There have been no non-audit services provided by our independent registered accountants for the fiscal year ended July 31, 2013.

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

Certain of the agreements filed as exhibits to this Annual Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

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

AMERICAN SIERRA GOLD CORP.

Date: 11/12/13	By:	/s/ Larry Regis
Name: Larry Regis
Title: Principal Executive Officer

Date: 11/12/13	By:	/s/ Gary Goodin
Name: Gary Goodin
Title: Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Larry Regis		11/12/13
Larry Regis	Principal Executive Officer and Director

/s/ Gary Goodin
Gary Goodin	Principal Accounting and Financial Officer and Director	11/12/13

/s/ Vittal Karra
Vittal Karra	Secretary and Director	11/12/13

AMERICAN SIERRA GOLD CORP.

(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)

Index to Financial Statements
JULY 31, 2013, AND 2012

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets:
As of July 31, 2013, and 2012	F-2

Statements of Operations:
For the fiscal years ended July 31, 2013 and 2012	F-3

Statement of Stockholders' Deficit:
As of July 31, 2013 and 2012	F-4

Statements of Cash Flows:
For the fiscal years ended July 31, 2013 and 2012	F-5

Notes to Financial Statements
July 31, 2013	F-6

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Sierra Gold Corp.

We have audited the accompanying balance sheets of American Sierra Gold, Inc. (A Development Stage Company) as of July 31, 2013 and July 31, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended, and the period January 30, 2007 (inception) to July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Sierra Gold Corp. (A Development Stage Company) as of July 31, 2013 and July 31, 2012 and the results of its operations and cash flows for the periods then ended and the period January 30, 2007 (inception) to July 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington
October 31, 2013

 AMERICAN SIERRA GOLD CORP.
 (FORMERLY C.E. ENTERTAINMENT, INC.)
 (An Exploration Stage Enterprise)
 Balance Sheets

	July 31,	July 31,
	2013	2012
	audited	audited
ASSETS
Current assets:
Cash	$199	$259

Total current assets	199	259

Other Assets	-	-

Total Other Assets	-	-
Total assets	$199	$259

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$53,339	$11,484
Related party loans	3,771	3,771
Note payable, related party	-	35,000
Convertible Notes Payable	-	9,250
Total current liabilities	57,110	59,505

Total liabilities	57,110	59,505

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 133,333,334 authorized,15,791,731 and 6,391,730 shares issued and outstanding	15,792	6,392
Capital in excess of par value	6,122,650	5,194,550
Stock subscription	35,000	-
Deficit accumulated during the development stage	(6,230,353)	(5,260,188)
Total stockholders' deficit	(56,911)	(59,246)
Total liabilities and stockholders' deficit	$199	$259

The accompanying notes are an integral part of these statements.

 AMERICAN SIERRA GOLD CORP.
 (FORMERLY C.E. ENTERTAINMENT, INC.)
 (An Exploration Stage Enterprise)
 Statements of Operations
Audited

			Cumulative,
			Inception,
			January 30,
	Year ended	Year ended	2007 Through
	July 31,	July 31,	July 31,
	2013	2012	2013

Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and administrative expenses:
Exploration costs		-	4,880
Consulting	9,370	3,344	233,041
Insurance		-	29,802
Investor relations	22,412	5,640	137,061
Legal and professional fees	181,572	39,770	564,357
Stock issued for services	752,500	-	752,500
Tax and license		1,923	11,938
Bank charges	372	272	2,478
Other office and miscellaneous	2,529	9,256	53,952
Total operating expenses	968,755	60,205	1,790,009
(Loss) from operations	(968,755)	(60,205)	(1,790,009)

Other income (expense):
Forgiveness of debt	-	-	478,300
Loss on write-off of mineral properties	-	-	(4,851,271)
Loss on write-off of website software costs	-	(10,573)	(12,840)
Investment losses	-	-	(21,269)
Interest (expense)	(1,410)	(8,002)	(33,264)
Income/(Loss) before taxes	(970,165)	(78,780)	(6,230,353)

Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(970,165)	$(78,780)	$(6,230,353)

Basic earnings/(loss) per common share	$(0.07)	$(0.01)

Weighted average number of shares outstanding	14,154,231	6,391,730

The accompanying notes are an integral part of these statements.

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
(An Exploration Stage Enterprise)
Statement of Stockholders' Deficit
Audited

	Common stock		Additional Paid-in	Additional Paid-in Capital -	Subscriptions	(Deficit) Accumulated During the Exploration
	Shares	Amount	Capital	Warrants	Received	Stage	Totals

Balance, January 30, 2007	-	-	-	-	-	-	-

Common stock issued	52,000,000	52,000	(39,000)	-	-	-	13,000

Common stock issued	30,400,000	30,400	7,600	-	-	-	38,000

Net (loss) for the period	-	-	-	-	-	(16,176)	(16,176)

Balance, July 31, 2007	82,400,000	82,400	(31,400)	-	-	(16,176)	34,824

Net (loss) for the period	-	-	-	-	-	(51,974)	(51,974)

Balance, July 31, 2008	82,400,000	82,400	(31,400)	-	-	(68,150)	(17,150)

Common stock subscribed	-	-	-	-	137,469	-	137,469

Net (loss) for the period	-	-	-	-	-	(42,980)	(42,980)

Balance, July 31, 2009	82,400,000	82,400	(31,400)	-	137,469	(111,130)	77,339

Common stock cancelled	(19,000,000)	(19,000)	19,000	-	-	-	-

Adjustment for common stock subcribed	-	-	-	-	31	-	31

Common stock issued for subcribed shares	100,000	100	74,900	-	(75,000)	-	-

Common stock issued for subcribed shares	83,334	83	6,266	56,151	(62,500)	-	-

Adjustment for common stock subcribed	-	-	-	-	50,000	-	50,000

Common stock issued	250,000	250	99,750	-	-	-	100,000

Common stock issued	348,837	348	32,358	267,294	-	-	300,000

Common stock issued for mineral property	2,000,000	2,000	1,658,000	1,854,942	-	-	3,514,942

Common stock issued for finder services	300,000	300	248,700	-	-	-	249,000

Common stock issued	819,672	820	51,891	447,289	-	-	500,000

Common stock issued for mineral property	100,000	100	49,900	-	-	-	50,000

Common stock issued	800,000	800	92,704	106,496	-	-	200,000

Net (loss) for the period	-	-	-	-	-	(5,345,850)	(5,345,850)

Balance, July 31, 2010	68,201,843	68,201	2,302,069	2,732,172	50,000	(5,456,980)	(304,538)

Net (loss) for the period	-	-	-	-	-	275,572	275,572

Balance, July 31, 2011	68,201,843	68,201	2,302,069	2,732,172	50,000	(5,181,408)	(28,966)

Common stock issued	23,051,783	23,052	25,448	-	-	-	48,500

Reverse stock split of 1:15	(84,861,896)	(84,861)	2,867,033	(2,732,172)	(50,000)	-	-

net (loss) for the period	-	-	-	-	-	(78,780)	(78,780)

Balance, July 31, 2012	6,391,730	6,392	5,194,550	-	-	(5,260,188)	(59,246)

Common stock issued upon conversion of loans	-	-	-	-	-	-	-

Common stock issued for cash	2,900,000	2,900	182,100	-	-	-	185,000

Common stock issued for services	6,500,000	6,500	746,000	-	-	-	752,500

Shares to be issued for cash	-	-	-	-	35,000	-	35,000

Rounding	1	-	-	-	-	-	-

Net (loss) for the period	-	-	-	-	-	(970,165)	(970,165)

Balance, July 31, 2013	15,791,731	$15,792	$6,122,650	$-	$35,000	$(6,230,353)	$(56,911)

The accompanying notes are an integral part of these statements.

 AMERICAN SIERRA GOLD CORP.
 (FORMERLY C.E. ENTERTAINMENT, INC.)
 (An Exploration Stage Enterprise)
 Statements of Cash Flows
 Audited

			Cumulative,
			Inception,
			January 30,
	Year ended	Year ended	2007 Through
	July 31,	July 31,	July 31,
	2013	2012	2013

Cash flows from operating activities:
Net income (loss)	$(970,165)	$(78,780)	$(6,230,353)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Stock issued for services	752,500	-	752,500
Loss on write off of mineral property	-	-	4,851,271
Loss on write off of website	-	10,573	15,673
Loss on joint venture	-	-	21,269
Forgiveness of debt	-	-	(478,300)
Change in current assets and liabilities:
Prepaids	-	2,500	-
Accounts payable and accrued expenses	41,855	3,589	53,339
Net cash flows from operating activities	(175,810)	(62,118)	(1,014,601)

Cash flows from investing activities:
Website development	-	-	(15,673)
Purchase of Mining Rights	-	-	(1,058,598)
Net cash flows from investing activities	-	-	(1,074,271)

Cash flows from financing activities:
Proceeds from sale of common stock	185,000	48,500	2,085,300
Stock subscription	35,000	-	-
Proceeds from related party	-	3,771	3,771
Proceeds of notes payable	-	35,000	35,000
(Payment) of notes payable	(35,000)		(35,000)
Convertible note debentures	(9,250)	(35,750)	-

Net cash flows from financing activities	175,750	51,521	2,089,071
Net cash flows	(60)	(10,597)	199

Cash and equivalents, beginning of period	259	10,856	-
Cash and equivalents, end of period	$199	$259	$199

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$31,854
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Shares issued to settle convertible debenture	$-	$48,500	$48,500

AMERICAN SIERRA GOLD CORP.
(FORMERLY C.E. ENTERTAINMENT, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2013

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

Recent Events - In April 2013, our Board of Directors approved the appointment of three directors and executive officers, who were directors and executive officers of MGI, and ASGC’s former sole officer and director resigned.   We have also changed our primary business address from Seattle, Washington to that of MGI in Beaverton, Oregon.  In connection with services to be provided as directors, in April 2013, we agreed to issue 2,000,000 shares of our common stock to each of the three new directors, which shares were issued in May 2013.  Additionally, commencing in December 2012 through April 2013, in exchange for cash of approximately $185,000, including previously loaned, we issued 3,300,000 shares of our common stock to the majority owner of MGI and one of the Company’s Advisors.   As a result, owners of our common stock as of July 31, 2013, that previously did not own shares, now own a majority of the Company’s common stock.  There have been no adjustments recognized in these consolidated financial statements relating to this change of control.

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

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not. We record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not

Net income (loss) per share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted loss per share excludes the effect of common stock equivalents, warrants to purchase 33,333 shares of common stock, since inclusion in the computation would be anti-dilutive.

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

Recently Issued Accounting Pronouncements - As of and for the periods ended July 31, 2013 and July 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  We have reported net losses and our operating activities have used cash since inception.  We expect losses to continue in the near future, specifically, with respect to continued funding of exchange related costs prior to consummation of the proposed exchange offer, and after the exchange as we grow and further develop our operations.  We had an accumulated deficit of approximately $5.3 million at July 31, 2012 and $6.2 million at July 31, 2013.  We have funded our operations through sales of common stock and short-term borrowings, recently from related parties, and require additional funds for future operating expenses.  While we have an agreement with a company affiliated with its majority shareholders to continue to fund costs associated with the proposed exchange offer, our management is currently attempting to identify future business opportunities and is seeking additional sources of equity or debt financing.  However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs.  In the event that we cannot obtain additional funds on a timely basis, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 3 - Mineral Properties

In November 2010, the Company acquired an undivided interest in six mineral claims in the Adams Ridge area of British Columbia, Canada, which claims are held in trust for the Company by a trustee of the BC Land Trust, as required by the B.C. Mineral Tenure Act, and registered with the Government of British Columbia. While the Company’s plan was to conduct mineral exploration activities on the claims in order to assess whether the sites possess mineral deposits of gold or other precious metals in commercial quantities, capable of commercial extraction, during 2011, the Company ceased exploration activities due to budgetary constraints and, therefore, has not established whether there are mineral reserves at the claim sites, nor can there be any assurance that the Company will be able to commence exploration activities.

In 2009, the Company entered into a property option agreement with a Canadian public company that owned ten mining concessions in southwest Chihuahua State, Mexico, and rights to acquire an additional six mining concessions in the same area (together, the “Property”), to acquire the Property.  The Company could have acquired a 90% in the Property for payments aggregating approximately $300,000 prior to April 30, 2010, and $250,000 in each of the next three years and funding capital expenditures of approximately $2.5 million during the next three years, and could later acquire the remaining 10% dependent upon future events. During the year-ended July 31, 2010, the Company abandoned the property option and costs were written off.

In December 2009, the Company entered into a joint venture agreement with an unrelated company pursuant to which the Company could make payments to the joint venture of $2 million over two years and in exchange would have acquired a 75% ownership interest in entities owning and operating certain mineral claims and property for the production of gold in Northern California. The Company initially paid $125,000, in part, as a signing fee and, in part, for the exclusivity period to negotiate a definitive agreement pursuant to the parties’ non-binding letter of intent.  During the year-ended July 31, 2010, the parties mutually ended the joint venture and related costs were written off.

Note 4 - Notes and Loans Payable

During 2011, pursuant to terms of convertible notes payable, the Company received approximately $54,000 for working capital purposes.   Convertible notes bear interest at 8% and, with $45,000 due in February 2012 and $9,000 due in September 2012, and are convertible at the holder’s election into shares of Company common stock.  The exercise price for conversion is determined based on a discount from market, the related beneficial conversion value of which was immaterial.   During the year ended July 31, 2012, we issued 1,536,786 shares of our common stock upon conversion of approximately $36,000 of convertible notes.  Convertible notes outstanding at July 31, 2012, approximated $9,000 and were repaid in full in September 2012.

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

Note 5 - Common Stock

Effective in May 2012, we affected a one (1) new for fifteen (15) old reverse stock-split for our issued and outstanding shares of common stock.   All references to share amounts have been adjusted to give effect to this and prior stock-splits.

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

Share Issuance Agreement - In October 2009, we entered into a Share Issuance Agreement (the “Share Agreement”) with a investment relations firm, whereby the firm would advance up to $6 million to the Company, with an option for an additional $6 million, for the purchase of units comprised of one share of Company common stock and a warrant to purchase one share of Company common stock.  The agreement period expired December 31, 2011, and could be extended for an additional 12 months at the discretion of either party.  The price of each unit is equal to 75 percent of the weighted average closing price of common stock of the Company, as quoted by NASDAQ, or other source agreed to by the parties, for the preceding ten days prior to each subscription advance to purchase units. The purchase price under each Purchase Warrant to acquire one additional share of common stock shall be 175 percent of the unit price at which the unit containing the Purchase Warrant being exercised was issued.

Warrants - As of July 31, 2012 and July 31, 2013, there are warrants outstanding to purchase 33,333 shares of our common stock at a per share price of $18.75, which expire in January 2015.  In May 2010, we issued warrants for the purchase of 53,333 shares at a per share price of $6.60; these warrants expired unexercised in May 2012.

During the fourth fiscal quarter ending July 31, 2013, the Company received cash of $35,000 for 700,000 unissued shares of stock.  The Company has recorded this deposit as a stock subscription.

Note 6 - Related Party Transactions

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

Note 7 - Income Taxes

The provision (benefit) for income taxes for the years ended July 31, 2013, and 2012, were as follows:

	Year Ended July 31,
	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$329,856	$26,785
Change in valuation allowance	(329,856)	(26,785)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2012, and 2011, as follows:

	July 31,
	2013	2012

Loss carryforwards	$2,118,320	$914,260
Less - Valuation allowance	(2,118,320)	(914,260)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended July 31, 2013 and 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of July 31, 2013 and 2012, the Company had approximately $6,230,353, and $5,260,188, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Note 8 – Subsequent Events

Management has reviewed events between 7-31-13 and 10-31-13  and no significant events were identified.

EXHIBIT INDEX
Exhibit No. on EDGAR	Description of Exhibit	Location
2.1	Agreement and Plan of Merger by and among American Sierra Gold Corp., American Sierra Gold Merger Corp., and Medinah Gold, Inc., dated August 13, 2012.	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on August 14, 2012.
3.1	Articles of Incorporation	Incorporated herein by reference from the Company’s registration statement on Form S-4/A filed with the SEC on June 3, 2013.
3.2	Bylaws	Incorporated herein by reference from the Company’s registration statement on Form S-4/A filed with the SEC on June 3, 2013.
3.3	Articles of Merger	Incorporated herein by reference from Exhibit 3.01 to the Company’s report on Form 8-K, filed with the SEC on May 27, 2009.
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from Exhibit 3.02 to the Company’s report on Form 8-K filed with the SEC on May 27, 2009.
3.5	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on June 4, 2012.
4.1	Specimen Common Stock Certificate of American Sierra Gold Corp.	Incorporated by reference from the Company’s report Form 10-Q filed with the SEC on June 20, 2011.
5.1	Opinion re Legality	Incorporated herein by reference from the Company’s registration statement on Form S-4/A filed with the SEC on June 3, 2013.
8.1	Opinion re Tax Matters	Incorporated herein by reference from the Company’s registration statement on Form S-4/A filed with the SEC on June 3, 2013.
10.1	Property Option Agreement between the Company and Yale Resources Ltd. dated April 20, 2009	Incorporated herein by reference from the Company’s report on Form 8-K filed with the SEC on May 5, 2009.
10.2	Form of Subscription Agreement with Tobermory Holding Ltd. dated October 12, 2009
Incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on September 9, 2009, and then updated on the Company’s report on Form 8-K filed with the SEC on January 4, 2010.

10.3	Consulting Agreement between the Company and Johannes Peterson dated September 29, 2009	Incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 5, 2009.
10.4	Share Issuance Agreement between the Company and Tobermory Holding Ltd. dated October 12, 2009	Incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 13, 2009.
10.5	Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 19, 2009	Incorporated herein by reference from Exhibit 10.4 to Company’s report on Form 10-Q filed with the SEC on December 18, 2009.

10.6	Amendment No. 1 to Joint Venture Agreement between the Company and Trinity Alps Resources, Inc. dated October 23, 2009	Incorporated herein by reference from Exhibit 10.5 to the Company’s report on Form 10-Q filed with the SEC on March 23, 2010.
10.7	Specimen Warrant Certificate of American Sierra Gold Corp.	Incorporated herein by reference from Exhibit 10.6 to Company’s report on Form 10-Q filed with the SEC on March 23, 2010.
10.8	Limited Liability Company Agreement of Gold Run Enterprises, Inc.	Incorporated herein by reference from Exhibit 10.7 to Company’s report on Form 10-Q filed with the SEC on March 23, 2010.
10.9	Limited Liability Company Agreement of Bowerman Holdings, LLC	Incorporated herein by reference from Exhibit 10.8 to from the Company’s report on Form 10-Q filed with the SEC on March 23, 2010.
10.10	Land Trust Agreement between the Company and Carl von Einsiedel, Trustee of BC Land Trust, dated November 4, 2010	Incorporated herein by reference from Exhibit 10.7 to Company’s report on Form 10-Q filed with the SEC on March 17, 2011.
10.11	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from Exhibit 10.7 to Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.12	Convertible Promissory Note issued to Asher Enterprises, Inc. dated May 18, 2011	Incorporated by reference from Exhibit 10.8 to Company’s report Form 10-Q filed with the SEC on June 20, 2011.
10.13	Securities Purchase Agreement between the Company and Asher Enterprises Inc. dated December 12, 2011	Incorporated by reference from Exhibit 10.9 to Company’s report Form 10-Q filed with the SEC on March 16, 2012.
10.14	Convertible Promissory Note issued to Asher Enterprises, Inc. dated December 12, 2011	Incorporated by reference from Exhibit 10.10 to Company’s report Form 10-Q filed with the SEC on March 16, 2012.
10.15	Promissory Note issued to MMC Mines, Inc. dated March 9, 2012	Incorporated by reference from Exhibit 10.11 to Company’s report Form 10-Q filed with the SEC on March 16, 2012.
23.1	Consent of Independent Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith.
32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350.
Filed herewith.